Form 10-Q
period 2013-06-30
NewPage Holdings Inc.
filed 2013-08-09
CIK 1578086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

8540 Gander Creek Drive

Miamisburg, Ohio 45342

877.855.7243

Commission File Number	Registrant	IRS Employer Identification Number	State of Incorporation
0-54963	NEWPAGE HOLDINGS INC.	46-1505118	Delaware

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 7,080,000 Common Shares, $0.001 per share par value, of NewPage Holdings Inc. outstanding as of July 31, 2013.

FORWARD-LOOKING STATEMENTS

This quarterly report contains “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, the Private Securities Litigation Reform Act of 1995 and other laws. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “plans,” “estimates,” “anticipates,” “believes,” “expects,” “intends” and similar expressions. Although we believe that these forward-looking statements are based on reasonable assumptions, they are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected or assumed in our forward-looking statements. These factors, risks and uncertainties include, among others, the following:

•	changes in the supply of, demand for, or prices of our products;

•	general economic and business conditions in the United States, Canada and elsewhere;

•	the ability of our customers to continue as a going concern, including our ability to collect accounts receivable according to customary business terms;

•	the activities of competitors, including those that may be engaged in unfair trade practices;

•	changes in significant operating expenses, including raw material and energy costs;

•	changes in currency exchange rates;

•	changes in the availability of capital;

•	changes in the regulatory environment, including requirements for enhanced environmental compliance; and

•	the other factors described under “Risk Factors” in our Form 10 filed with the Securities and Exchange Commission.

Given these risks and uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, either to reflect new developments or for any other reason, except as required by law.

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NEWPAGE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

JUNE 30, 2013 AND DECEMBER 31, 2012

Dollars in millions, except per share amounts

	Successor
	June 30, 2013	Dec. 31, 2012
ASSETS
Cash and cash equivalents	$4	$43
Accounts receivable, net	220	220
Inventories (Note 4)	536	472
Other current assets	31	41

Total current assets	791	776

Property, plant and equipment, net of accumulated depreciation of $85 as of June 30, 2013 and $0 as of December 31, 2012	1,257	1,314
Other assets	147	124

TOTAL ASSETS	$2,195	$2,214

LIABILITIES AND EQUITY
Accounts payable	$175	$193
Other current liabilities	137	123
Current maturities of long-term debt (Note 5)	15	5

Total current liabilities	327	321

Long-term debt (Note 5)	492	485
Other long-term obligations	593	595
Commitments and contingencies (Note 9)

EQUITY
Preferred stock, 100,000 shares authorized $0.001 per share par value	—	—
Common stock, 16,000,000 shares authorized 7,080,000 shares issued and outstanding, $0.001 per share par value	—	—
Additional paid-in capital	813	813
Accumulated deficit	(24)	—
Accumulated other comprehensive loss	(6)	—

Total equity	783	813

TOTAL LIABILITIES AND EQUITY	$2,195	$2,214

See notes to condensed consolidated financial statements.

NEWPAGE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

Dollars in millions, except per share amounts

	Three Months Ended June 30,		Six Months Ended June 30,
	Successor	Predecessor	Successor	Predecessor
	2013	2012	2013	2012
Net sales	$720	$759	$1,476	$1,519
Cost of sales	686	728	1,401	1,451
Selling, general and administrative expenses	34	37	75	70
Interest expense (income)	13	(105)	24	7

Income (loss) before reorganization items and income taxes	(13)	99	(24)	(9)
Reorganization items, net	—	15	—	48

Income (loss) before income taxes	(13)	84	(24)	(57)
Income tax (benefit)	—	—	—	(18)

Net income (loss)	$(13)	$84	$(24)	$(39)

Net income (loss) per share:
Basic and diluted	$(1.84)	$844,650	$(3.34)	$(387,155)

Weighted average common shares outstanding:
Basic and diluted	7,080,000	100	7,080,000	100

See notes to condensed consolidated financial statements.

NEWPAGE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

Dollars in millions

	Three Months Ended June 30,		Six Months Ended June 30,
	Successor	Predecessor	Successor	Predecessor
	2013	2012	2013	2012
Net income (loss)	$(13)	$84	$(24)	$(39)
Other comprehensive income (loss), net of tax:
Defined-benefit postretirement plans:
Change in net actuarial gains (losses)	(5)	2	(5)	4
Cash-flow hedges:
Change in unrealized gains (losses)	(1)	1	(1)	—

Other comprehensive income (loss), net of tax	(6)	3	(6)	4

Comprehensive income (loss)	$(19)	$87	$(30)	$(35)

See notes to condensed consolidated financial statements.

NEWPAGE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) (unaudited)

SIX MONTHS ENDED JUNE 30, 2013

Dollars in millions

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive Income
	Shares	Amount	Capital	Deficit	(Loss)	Total
Balance at December 31, 2012 (Successor)	7,080,000	$—	$813	$—	$—	$813
Net income (loss)				(24)		(24)
Other comprehensive income (loss)					(6)	(6)

Balance at June 30, 2013 (Successor)	7,080,000	$—	$813	$(24)	$(6)	$783

SIX MONTHS ENDED JUNE 30, 2012

Dollars in millions

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive Income
	Shares	Amount	Capital	Deficit	(Loss)	Total
Balance at December 31, 2011 (Predecessor)	100	$—	$812	$(1,676)	$(321)	$(1,185)
Net income (loss)				(39)		(39)
Other comprehensive income (loss)					4	4

Balance at June 30, 2012 (Predecessor)	100	$—	$812	$(1,715)	$(317)	$(1,220)

See notes to condensed consolidated financial statements.

NEWPAGE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

SIX MONTHS ENDED JUNE 30, 2013 AND 2012

Dollars in millions

	Successor	Predecessor
	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(24)	$(39)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	91	119
Non-cash interest expense	3	59
(Gain) loss on disposal of assets	1	2
U.S. pension expense	2	17
U.S. pension funding	(9)	(19)
Equity award expense (Note 6)	8	—
Debtor in possession financing costs	—	4
Change in operating assets and liabilities:
Accounts receivable	(1)	15
Inventories	(63)	(78)
Other operating assets	(19)	(2)
Accounts payable	(18)	(3)
Accrued expenses and other obligations	6	(123)

Net cash provided by (used for) operating activities	(23)	(48)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(31)	(36)

Net cash provided by (used for) investing activities	(31)	(36)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of financing costs	(1)	—
Repayments of long-term debt	(3)	(63)
Borrowings on revolving credit facility	171	—
Payments on revolving credit facility	(152)	—
Proceeds from debtor in possession financing	—	187
Repayments of debtor in possession financing	—	(175)
Debtor in possession financing costs	—	(4)

Net cash provided by (used for) financing activities	15	(55)
Net increase (decrease) in cash and cash equivalents	(39)	(139)
Cash and cash equivalents at beginning of period	43	142

Cash and cash equivalents at end of period	$4	$3

See notes to condensed consolidated financial statements.

NEWPAGE HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Dollars in millions, except per share amounts

1.	ORGANIZATION AND BASIS OF PRESENTATION

NewPage Holdings Inc. (“NewPage Holdings”) is a holding company that owns all of the outstanding capital stock of NewPage Investment Company LLC (“NewPage Investment”), which is a holding company that owns all of the outstanding capital stock of NewPage Corporation (“NewPage”). NewPage and its subsidiaries are engaged in manufacturing, marketing and distributing printing papers used primarily for commercial printing, magazines, catalogs, textbooks and labels. Our products include coated, uncoated, supercalendered and specialty papers and market pulp. Our products are manufactured at multiple mills in the United States and are supported by multiple distribution and converting locations. We operate within one operating segment. The interim condensed consolidated financial statements include the accounts of NewPage Holdings and all entities it controls. All intercompany transactions and balances have been eliminated. Unless the context provides otherwise, the terms “we,” “our” and “us” refer to NewPage Holdings and its consolidated subsidiaries.

These interim condensed consolidated financial statements have not been audited. However, in the opinion of management, these financial statements include all normal recurring adjustments necessary for a fair statement in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in annual financial statements presented in accordance with U.S. GAAP have been condensed or omitted. The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2012 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The accompanying financial statements should be read in conjunction with the annual financial statements and notes thereto included in our annual report for the year ended December 31, 2012.

Creditor Protection Proceedings

On September 7, 2011, NewPage, and certain of its U.S. subsidiaries commenced voluntary cases (“Chapter 11 Proceedings”) under Chapter 11 of the United States Bankruptcy Code, as amended (“Chapter 11”), in the United States Bankruptcy Court for the District of Delaware (Case Nos. 11-12804 through 11-12817) (“Bankruptcy Court”). NewPage and its debtor subsidiaries successfully emerged from the Chapter 11 Proceedings on December 21, 2012.

Basis of Presentation

During the Chapter 11 Proceedings and upon emergence from Chapter 11, NewPage applied the guidance in Financial Accounting Standards Board Accounting Standards Codification 852, Reorganizations (“ASC 852”), in preparing its consolidated financial statements. This guidance does not change the manner in which financial statements are prepared. However, it requires that the financial statements, for periods during the Chapter 11 Proceedings, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Furthermore, in accordance with ASC 852, fresh start accounting was required upon our emergence from the Chapter 11 Proceedings. We elected to apply fresh start accounting effective December 31, 2012 (the “Convenience Date”), to coincide with the timing of our normal December accounting period close.

The implementation of the Chapter 11 plan and the application of fresh start accounting materially changed the carrying amounts and classifications reported in our consolidated financial statements and resulted in our becoming a new entity for financial reporting purposes. Accordingly, our consolidated financial statements for periods prior to December 31, 2012 will not be comparable to our consolidated financial statements as of December 31, 2012 or for periods subsequent to December 31, 2012. References to “Successor” or “Successor Company” refer to NewPage Holdings on or after December 31, 2012, after giving effect to the implementation of the Chapter 11 plan and the application of fresh start accounting. References to “Predecessor” or “Predecessor Company” refer to NewPage prior to December 31, 2012.

Pursuant to fresh start accounting, all assets and liabilities reflected on our condensed consolidated balance sheet as of December 31, 2012 were recorded at fair value except for deferred income taxes and pension and other postretirement projected benefit obligations. Except for the impact of the application of fresh start accounting on the carrying values of our assets and liabilities as of December 31, 2012 and the change in accounting policy for maintenance costs for planned major maintenance shutdowns, the accounting policies adopted by the Successor Company and applied to the carrying values of our assets and liabilities reflected in our condensed consolidated balance sheet as of June 30, 2013 were consistent with the Predecessor Company’s significant accounting policies, as disclosed in our annual report for the year ended December 31, 2012.

2.	CHAPTER 11 RELATED DISCLOSURES

Disputed Claims

While we resolved most of our claims during the Chapter 11 Proceedings, some claims remain in dispute. Disputed claims that are not administrative, priority or secured claims will be resolved by the litigation trust, and any resolution of those claims should not impact us. We will make a cash payment to a claimant if and to the extent that a disputed claim is allowed and the claimant is entitled to a cash payment on account of the claim (e.g., administrative, priority and other secured claims). We continue to work to resolve disputed cash claims, including the identification of cash claims that we believe should be disallowed because they are duplicative, were later amended or superseded, are without merit, are overstated or for other reasons. Included in accounts payable as of December 31, 2012, is a liability of approximately $22 for the fair value of the estimated cash settlement of disputed cash claims, including allowed claims and estimated cash recoveries, which were paid during the six months ended June 30, 2013.

Reorganization items, net

ASC 852 requires separate disclosure of reorganization items such as realized gains and losses from the settlement of pre-petition liabilities, provisions for losses resulting from the reorganization and restructuring of the business, as well as professional fees and other expenses directly related to the reorganization process under the Chapter 11 Proceedings.

Reorganization items, net consist of:

	Predecessor
	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Professional fees(1)	$15	$28
Debtor in possession financing costs(2)	—	4
Provision for rejected executory contracts(3)	—	15
Other	—	1

	$15	$48

(1)	Professional fees directly related to the Chapter 11 Proceedings, ongoing monitoring and establishment of a reorganization plan, including legal, accounting and other professional fees and including certain professional fees incurred by our creditors in connection with the Chapter 11 Proceedings, as required by the Bankruptcy Court.
(2)	Debtor in possession financing costs incurred in connection with entering into the debtor in possession credit agreement.
(3)	Provision for rejected executory contracts for estimated claims.

3.	FINANCIAL INSTRUMENTS

Derivative Financial Instruments

We periodically use derivative financial instruments as part of our overall strategy to manage exposure to market risks associated with natural gas price fluctuations. We do not hold or issue derivative financial instruments for trading purposes. We regularly monitor the credit-worthiness of the counterparties to our derivative instruments in order to manage our credit risk exposures under these agreements. Our risk of loss, if any, in the event of nonperformance by any counterparty under derivative financial instrument agreements is not considered material. These derivative instruments are measured at fair value and are classified as other assets or other liabilities on our balance sheets depending on the fair value of the instrument.

For a derivative designated as a cash-flow hedge, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income (loss) and is recognized in the consolidated statements of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash-flow hedges and derivative financial instruments not designated as hedges are recognized immediately in earnings.

Natural Gas

We hedge with natural gas swap agreements that are priced based on New York Mercantile Exchange (“NYMEX”) natural gas futures contracts. We do not hedge basis (the effect of varying delivery points or locations) or transportation costs (the cost to transport the gas from the delivery point to a company location) under these transactions. We measure the fair values of our natural gas contracts based on natural gas futures contracts priced on the NYMEX. As of June 30, 2013 we were party to natural gas swap agreements for notional amounts aggregating to 5,100,000 MMBTUs, or approximately $20 of planned natural gas purchases over the next two years, which expire through June 2015.

4.	INVENTORIES

Inventories as of June 30, 2013 and December 31, 2012 consist of:

	Successor
	June 30, 2013	Dec. 31, 2012

Finished and in-process goods	$355	$301
Raw materials	98	98
Stores and supplies	83	73

	$536	$472

If inventories had been valued at current costs, they would have been valued at $510 at June 30, 2013.

5.	LONG-TERM DEBT

Long-term debt as of June 30, 2013 and December 31, 2012 is as follows:

	Successor
	June 30, 2013	Dec. 31, 2012
Revolving credit facility	$19	$—
Floating rate senior secured term loan (LIBOR plus 6.50%)	488	490

Total long-term debt, including current portion	507	490
Current portion of long-term debt	15	5

Long-term debt	$492	$485

6.	EQUITY

We sponsor a long-term incentive plan to provide for the granting of stock-based compensation to certain directors, officers and other key employees. Outstanding grants generally become exercisable over a four-year service period. The awards meet liability classification requirements as a result of planned tax withholdings in excess of minimum statutory levels. These awards will be re-measured at fair value as of each balance sheet date with the cumulative effect of changes in fair value recognized in the period of change as an adjustment to compensation expense. During the six months ended June 30, 2013, we granted 219,301 stock options with a weighted average exercise price per share of $129.68 and 43,758 restricted stock units with a weighted average grant date fair value per share of $108.72. As of June 30, 2013, we had $25 of compensation expense not yet recognized related to non-vested stock awards. The weighted average period that this compensation cost will be recognized is 3.6 years.

There were no stock awards vested and no stock awards exercisable as of June 30, 2013. Total compensation expense for all stock-based awards in the three months and six months ended June 30, 2013 was $4 and $8.

7.	RETIREMENT AND OTHER POSTRETIREMENT BENEFITS

A summary of the components of net periodic costs in the three months and six months ended June 30, 2013 and 2012 is as follows:

Pension Plans

	Successor	Predecessor
	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Service cost	$3	$4
Interest cost	16	16
Expected return on plan assets	(18)	(17)
Amortization of net prior service cost (credit)	—	1
Amortization of net loss	—	5

Net periodic cost	$1	$9

	Successor	Predecessor
	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Service cost	$7	$9
Interest cost	31	32
Expected return on plan assets	(36)	(35)
Amortization of net prior service cost (credit)	—	2
Amortization of net loss	—	9

Net periodic cost	$2	$17

Other Postretirement Plans

	Successor	Predecessor
	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Service cost	$—	$—
Interest cost	—	1
Amortization of net prior service cost (credit)	—	(3)

Net periodic cost (income)	$—	$(2)

	Successor	Predecessor
	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Service cost	$—	$1
Interest cost	1	2
Amortization of net prior service cost (credit)	—	(7)

Net periodic cost (income)	$1	$(4)

8.	INCOME TAXES

Unrecognized tax benefits decreased by $54 during the six months ended June 30, 2013, due to the settlement of a tax examination. This adjustment resulted in a corresponding increase in the valuation allowance and therefore did not impact reported earnings.

In the three months and six months ended June 30, 2013 and 2012, we recorded a valuation allowance against our net deferred income tax benefit for federal income taxes and for certain states as it was more likely than not that we would not realize those benefits.

The Internal Revenue Service is expected to finalize regulations related to capitalization of repair and maintenance costs during the third quarter of 2013. These regulations will become effective January 1, 2014 and are expected to result in an increase in deferred tax assets offset by a valuation allowance and an increase in taxable income. We are currently evaluating the impact of these regulations on the company.

9.	COMMITMENTS AND CONTINGENCIES

We are involved in various litigation and administrative proceedings that arise in the ordinary course of business. We believe expected outcome of any matter, lawsuit or claim that is pending or threatened, or all of the combined, will not have a material adverse effect on our financial condition, results of operations or liquidity.

10.	RECENTLY ISSUED ACCOUNTING STANDARDS

Unrecognized Tax Benefit

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, an amendment to FASB Accounting Standards Codification Topic 740, Income Taxes. This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective for us for annual and interim periods beginning January 1, 2014. We do not expect the adoption of this standard to have a material impact on our consolidated financial position, results of operations and cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Company Background

We compete in the global printing and writing paper business, producing coated papers, supercalendered papers, and other uncoated and specialty paper. We also sell our excess market pulp. Most of our sales represent coated paper shipments to North American customers. Coated paper is used primarily in media and marketing applications, such as high-end advertising brochures, direct mail advertising, coated labels, magazines, magazine covers and inserts, catalogs and textbooks. We operate paper mills located in Kentucky, Maine, Maryland, Michigan, Minnesota and Wisconsin.

Trends in Our Business

Demand for printing and writing papers in North America is influenced by multiple factors. Demand for particular grades of coated paper is partially driven by advertising spending which in turn is impacted by macroeconomic factors. Examples include spending on catalog and promotional materials by retailers and spending on print magazine advertising. Demand is also being influenced by electronic media and the means by which consumers get information.

During the six months ended June 30, 2013, North American shipments in the printing and writing papers industry declined 4.2% compared to the six months ended June 30, 2012. We took 35,000 tons of market-related downtime during the six months ended June 30, 2013 and 14,000 tons of market-related downtime in the six months ended June 30, 2012.

Prices for printing and writing products sold in North America have been determined by supply and demand factors (including imports), rather than directly by raw material costs or other costs of sales.

Creditor Protection Proceedings

On September 7, 2011, NewPage, and certain of its U.S. subsidiaries commenced voluntary cases (“Chapter 11 Proceedings”) under Chapter 11 of the United States Bankruptcy Code, as amended (“Chapter 11”), in the United States Bankruptcy Court for the District of Delaware (Case Nos. 11-12804 through 11-12817) (“Bankruptcy Court”). NewPage and its debtor subsidiaries successfully emerged from the Chapter 11 Proceedings on December 21, 2012.

Basis of Presentation

During the Chapter 11 Proceedings and upon emergence from Chapter 11, NewPage applied the guidance in Financial Accounting Standards Board Accounting Standards Codification 852, Reorganizations (“ASC 852”), in preparing its consolidated financial statements. This guidance does not change the manner in which financial statements are prepared. However, it requires that the financial statements, for periods during the Chapter 11 Proceedings, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Furthermore, in accordance with ASC 852, fresh start accounting was required upon our emergence from the Chapter 11 Proceedings. We elected to apply fresh start accounting effective December 31, 2012 (the “Convenience Date”), to coincide with the timing of our normal December accounting period close.

The implementation of the Chapter 11 plan and the application of fresh start accounting materially changed the carrying amounts and classifications reported in our consolidated financial statements and resulted in our becoming a new entity for financial reporting purposes. Accordingly, our consolidated financial statements for periods prior to December 31, 2012 will not be comparable to our consolidated financial statements as of December 31, 2012 or for periods subsequent to December 31, 2012. References to “Successor” or “Successor Company” refer to NewPage Holdings on or after December 31, 2012, after giving effect to the implementation of the Chapter 11 plan and the application of fresh start accounting. References to “Predecessor” or “Predecessor Company” refer to NewPage prior to December 31, 2012.

Results of Operations

The following tables set forth our historical results of operations in the three months and six months ended June 30, 2013 and 2012. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto included in this quarterly report.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

	Successor		Predecessor
	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
(in millions)	$	%	$	%
Net sales	720	100.0	759	100.0
Cost of sales	686	95.3	728	95.9
Selling, general and administrative expenses	34	4.7	37	4.8
Interest expense (income)	13	1.7	(105)	(13.9)

Income (loss) before reorganization items and income taxes	(13)	(1.7)	99	13.2
Reorganization items, net	—	—	15	1.9

Income (loss) before income taxes	(13)	(1.7)	84	11.3
Income tax (benefit)	—	—	—	—

Net income (loss)	(13)	(1.7)	84	11.3

Supplemental Information
Adjusted EBITDA (see Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA below)	$50		$57

Net sales in the three months ended June 30, 2013 were $720 million compared to $759 million in the three months ended June 30, 2012, a decrease of $39 million or 5%. The decrease was primarily the result of lower sales volume of paper ($30 million) and lower average paper prices ($20 million), partially offset by improved mix ($11 million). Paper sales volume totaled 783,000 tons and 816,000 tons in the three months ended June 30, 2013 and 2012. Average paper prices were $892 per ton and $903 per ton in the three months ended June 30, 2013 and 2012. These reductions were the result of the continuing decline in demand for paper. We took 31,000 tons and 14,000 tons of market-related downtime during the three months ended June 30, 2013 and 2012.

Cost of sales in the three months ended June 30, 2013 was $686 million compared to $728 million in the three months ended June 30, 2012, a decrease of $42 million, or 6%. The decrease was primarily a result of lower paper sales volume ($24 million) and lower depreciation and maintenance expense. These reductions were partially offset by inflation ($7 million). Depreciation expense at our mills totaled $43 million and $57 million in the three months ended June 30, 2013 and 2012, as a result of the decrease in carrying value of property, plant and equipment to reflect its fair value pursuant to fresh start accounting upon emergence from Chapter 11. Maintenance expense at our mills totaled $59 million and $66 million in the three months ended June 30, 2013 and 2012. The lower expense in the current year is primarily the result of our adoption of a new major maintenance policy that resulted in the deferral of $24 million of expense during the three months ended June 30, 2013, partially offset by the timing of planned annual maintenance shutdowns in 2013 compared to 2012. We had four planned annual maintenance shutdowns in the three months ended June 30, 2013 compared to one in the three months ended June 30, 2012. Gross margin was 4.7% and 4.1% in the three months ended June 30, 2013 and 2012.

Selling, general and administrative expenses decreased to $34 million in the three months ended June 30, 2013 from $37 million in the three months ended June 30, 2012, primarily as a result of lower employee related incentive compensation costs of $5 million and other cost reduction initiatives, partially offset by $4 million of higher non-cash stock compensation expense.

Interest expense in the three months ended June 30, 2013 was $13 million compared to income of $(105) million in the three months ended June 30, 2012. During the three months ended June 30, 2012, $63 million of post-petition First Lien Notes interest expense was reversed into income as it was re-characterized as a principal reduction. This interest was previously expensed in 2011. Also during the three months ended June 30, 2012, due to management’s election not to continue paying interest on the first-lien debt, $52 million of post-petition First Lien Notes interest expense previously recognized during the three months ended March 31, 2012 was reversed into income.

Reorganization items in the three months ended June 30, 2012 were $15 million which related to professional fees associated with the Chapter 11 Proceedings. Professional fees and bankruptcy-related items associated with the Chapter 11 Proceedings incurred subsequent to the Convenience Date are no longer classified as reorganization items. These expenses are now classified in the respective income statement lines to which they relate. As a result, certain of these costs were included in selling, general and administrative expenses in the three months ended June 30, 2013.

Net income (loss) was $(13) million in the three months ended June 30, 2013 compared to $84 million in the three months ended June 30, 2012. The decrease was primarily driven by the treatment of interest expense on the pre-petition first lien debt described above.

Adjusted EBITDA was $50 million in the three months ended June 30, 2013 compared to $57 million in the three months ended June 30, 2012. See “Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA” for further information on the use of EBITDA and Adjusted EBITDA as measurement tools.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

	Successor		Predecessor
	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
(in millions)	$	%	$	%
Net sales	1,476	100.0	1,519	100.0
Cost of sales	1,401	94.9	1,451	95.5
Selling, general and administrative expenses	75	5.1	70	4.6
Interest expense	24	1.6	7	0.5

Income (loss) before reorganization items and income taxes	(24)	(1.6)	(9)	(0.6)
Reorganization items, net	—	—	48	3.1

Income (loss) before income taxes	(24)	(1.6)	(57)	(3.7)
Income tax (benefit)	—	—	(18)	(1.2)

Net income (loss)	(24)	(1.6)	(39)	(2.5)

Supplemental Information
Adjusted EBITDA (see Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA below)	$111		$123

Net sales in the six months ended June 30, 2013 were $1,476 million compared to $1,519 million in the six months ended June 30, 2012, a decrease of $43 million or 3%. The decrease was primarily the result of lower sales volume of paper ($26 million) and lower average paper prices ($42 million), partially offset by improved mix ($20 million). Paper sales volume totaled 1,609,000 tons and 1,636,000 tons in the six months ended June 30, 2013 and 2012. Average paper prices were $890 per ton and $904 per ton in the six months ended June 30, 2013 and 2012. These reductions were the result of the continuing decline in demand for paper. We took 35,000 and 14,000 tons of market-related downtime during the six months ended June 30, 2013 and 2012.

Cost of sales in the six months ended June 30, 2013 was $1,401 million compared to $1,451 million in the six months ended June 30, 2012, a decrease of $50 million or 3%. The decrease was primarily the result of lower paper sales volume ($21 million) as well as lower depreciation and maintenance expense. These reductions were partially offset by inflation ($17 million). Depreciation expense at our mills totaled $86 million and $114 million in the six months ended June 30, 2013 and 2012, as a result of the decrease in carrying value of property, plant and equipment to reflect its fair value pursuant to fresh start accounting upon emergence from Chapter 11. Maintenance expense at our mills totaled $117 million and $131 million in the six months ended June 30, 2013 and 2012. The lower expense in the current year is primarily the result of our adoption of a new major maintenance policy that resulted in the deferral of $25 million of expense during the six months ended June 30, 2013, partially offset by the timing of planned annual maintenance shutdowns in 2013 compared to 2012. We had four planned annual maintenance shutdowns in the six months ended June 30, 2013 compared to one in the six months ended June 30, 2012. As we have completed the majority of this year’s planned outages during the first six months of 2013, we do not expect a significant net change in the deferred maintenance expense through the end of the year. Any additional maintenance expense deferred during the second half of 2013 is expected to be offset by the amortization of previously deferred maintenance costs. During the six months ended June 30, 2013, we took actions to reduce personnel as part of our cost reduction initiatives and recognized a charge of $3 million for employee-related costs in cost of sales. Gross margin was 5.1% and 4.5% in the six months ended June 30, 2013 and 2012.

Selling, general and administrative expenses increased to $75 million in the six months ended June 30, 2013 from $70 million in the six months ended June 30, 2012, primarily as a result of $8 million higher non-cash stock compensation expense and $4 million higher outside consulting fees, including certain bankruptcy-related items no longer classified as reorganization items, partially offset by lower employee related incentive compensation costs of $7 million. During the six months ended June 30, 2013, we took actions to reduce personnel as part of our cost reduction initiatives and recognized a charge of $1 million for employee-related costs in selling, general and administrative expense.

Interest expense in the six months ended June 30, 2013 was $24 million compared to $7 million in the six months ended June 30, 2012. During the six months ended June 30, 2012, $63 million of post-petition First Lien Notes interest expense was reversed into income as it was re-characterized as a principal reduction. This interest was previously expensed in 2011. The six months ended June 30, 2012 also includes $53 million of non-cash interest expense from the accelerated amortization of the discount and deferred financing fees associated with the first-lien debt. The remaining difference is primarily due to the higher levels of outstanding debt during the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Reorganization items in the six months ended June 30, 2012 were $48 million, which included $28 million in professional fees associated with the Chapter 11 Proceedings, a $15 million charge associated with a guarantee by NewPage on our former Canadian subsidiary, NewPage Port Hawkesbury Corp’s performance on the BioMass Project, $4 million in debtor in possession financing costs associated with the February 2012 amendment to the debtor in possession credit agreement and $1 million of other items. Professional fees and bankruptcy-related items associated with the Chapter 11 Proceedings incurred subsequent to the Convenience Date are no longer classified as reorganization items. These expenses are now classified in the respective income statement lines to which they relate. As a result, certain of these costs were included in selling, general and administrative expenses in the six months ended June 30, 2013.

Income tax expense (benefit) in the six months ended June 30, 2013 and 2012 was zero and $(18) million. The benefit in 2012 reflects the reversal of a tax reserve associated with the December 2007 acquisition of Stora Enso North America. In the six months ended June 30, 2013 and 2012, we recorded a valuation allowance against our net deferred income tax benefit for federal income taxes and for certain states as it was more likely than not that we would not realize those benefits.

Net income (loss) was $(24) million in the six months ended June 30, 2013 compared to $(39) million in the six months ended June 30, 2012. The smaller net loss was primarily the result of improved gross margin and lower reorganization items.

Adjusted EBITDA was $111 million in the six months ended June 30, 2013 compared to $123 million in the six months ended June 30, 2012. See “Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA” for further information on the use of EBITDA and Adjusted EBITDA as measurement tools.

Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA

EBITDA is defined as net income (loss) before interest expense, income taxes, depreciation and amortization. EBITDA and Adjusted EBITDA (as described in the table below) are not measures of our performance under U.S. GAAP, are not intended to represent net income (loss), and should not be used as alternatives to net income (loss) as indicators of performance. EBITDA and Adjusted EBITDA are shown because they are bases upon which our management assesses performance and are primary components of certain covenants under our revolving credit facility. In addition, our management believes EBITDA and Adjusted EBITDA are useful to investors because they and similar measures are frequently used by securities analysts, investors and other interested parties in the evaluation of companies. The use of EBITDA and Adjusted EBITDA instead of net income (loss) has limitations as an analytical tool, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

•	EBITDA and Adjusted EBITDA do not reflect our current cash expenditure requirements, or future requirements, for capital expenditures or contractual commitments;

•	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;

•	EBITDA and Adjusted EBITDA do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized often will have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements; and

•	our measures of EBITDA and Adjusted EBITDA are not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.

Because of these limitations, EBITDA and Adjusted EBITDA should not be considered as discretionary cash available to us to reinvest in the growth of our business.

The following table presents a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	Successor	Predecessor	Successor	Predecessor
(in millions)	2013	2012	2013	2012
Net income (loss)	$(13)	$84	$(24)	$(39)
Interest expense (income)	13	(105)	24	7
Income tax (benefit)	—	—	—	(18)
Depreciation and amortization	45	59	91	119

EBITDA	45	38	91	69
Equity awards	4	—	8	—
(Gain) loss on disposal of assets	1	1	1	2
Integration and related severance costs	—	1	5	2
Reorganization items, net	—	15	—	48
Post-emergence bankruptcy-related items	—	—	3	—
Other	—	2	3	2

Adjusted EBITDA	$50	$57	$111	$123

Recently Issued Accounting Standards

Unrecognized Tax Benefit

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, an amendment to FASB Accounting Standards Codification Topic 740, Income Taxes. This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective for us for annual and interim periods beginning January 1, 2014. We do not expect the adoption of this standard to have a material impact on our consolidated financial position, results of operations and cash flows.

Liquidity and Capital Resources

Available Liquidity

As of June 30, 2013, our principal sources of liquidity include cash generated from operating activities and availability under our revolving credit facility. The amount of borrowings and letters of credit available to NewPage under the revolving credit facility is limited to the lesser of $350 million or an amount determined pursuant to a borrowing base, as defined in the revolving credit facility ($351 million as of June 30, 2013).

As of June 30, 2013, we had $267 million available for borrowing net of $64 million in letters of credit and $19 million in outstanding borrowings under the revolving credit facility. On July 15, 2013, we received confirmation from the Wisconsin Department of Natural Resources that our financial position meets the requirement of adequate financial assurance related to certain landfill obligations. This confirmation will result in the release of approximately $20 million in letters of credit issued under the revolving credit facility. We anticipate release of these letters of credit to occur during the third quarter of 2013. During the six months ended June 30, 2013, our average daily balance outstanding under our revolving credit facility was $4 million with a weighted-average interest rate of 4.25%.

Total liquidity at June 30, 2013, was $271 million, consisting of $267 million of availability under the revolving credit facility and $4 million of available cash and cash equivalents.

We have not experienced, and do not currently anticipate that we will experience, any limitations in our ability to access funds available under our revolving credit facility. In an effort to manage credit risk exposures under our debt and derivative instruments, we regularly monitor the credit-worthiness of the counterparties to these agreements. We believe our cash flow from operations, available borrowings under our revolving credit facility and cash and cash equivalents will be adequate to meet our liquidity needs for the next twelve months.

Cash Flows

Cash provided by (used for) operating activities was $(23) million during the six months ended June 30, 2013 compared to $(48) million during the six months ended June 30, 2012, primarily the result of lower cash requirements for interest as a result of the Chapter 11 Proceedings. Cash used for operating activities during the six months ended June 30, 2013 includes $58 million in non-recurring bankruptcy related payments. Cash used for operating activities during the six months ended June 30, 2012 includes a $38 million interest payment on pre-petition debt and $34 million of other bankruptcy-related payments. Any remaining bankruptcy-related payments are not expected to be significant. Investing activities during the six months ended June 30, 2013 include $31 million for capital expenditures. Financing activities during the six months ended June 30, 2013 primarily consisted of borrowings and payments on the revolving credit facility.

Capital Expenditures

Capital expenditures were $31 million and $36 million in the six months ended June 30, 2013 and 2012. Approximately half of our capital expenditures in each year presented related to improvement projects, while the remaining related to maintaining the operational effectiveness of our equipment or compliance with environmental laws and regulations.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain a system of internal accounting controls designed to provide reasonable assurance that transactions are properly recorded and summarized so that reliable financial records and reports can be prepared and assets safeguarded. In addition, a system of disclosure controls is maintained to ensure that information required to be disclosed is recorded, processed, summarized and reported in a timely manner to management responsible for the preparation and reporting of our financial information.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated our disclosure controls and procedures and internal control over financial reporting. This evaluation was conducted under the supervision and with the participation of management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”). Based on the evaluation of disclosure controls and procedures, our CEO and CFO have concluded that the disclosure controls and procedures were effective and that there were no changes in internal control over financial reporting that occurred during the six months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 5.	OTHER INFORMATION

Code of Conduct

On August 8, 2013, we updated and made effective our revised Code of Conduct applicable to all employees, including the principal executive officer, principal financial officer and principal accounting officer. A copy is available on our website at www.newpagecorp.com and is filed as an exhibit hereto. Any waivers from the Code of Conduct or amendments thereto, by the company applicable to its principal executive office, principal financial officer and principal accounting officer will be disclosed through its website and in future filings. To date, the company has granted no such waivers.

ITEM 6.	EXHIBITS

Number Exhibit	Description

14.1	Revised NewPage Code of Conduct

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWPAGE HOLDINGS INC

/s/ George F. Martin	/s/ Jay A. Epstein
George F. Martin	Jay A. Epstein
President, Chief Executive Officer and Director (Principal Executive Officer) Date: August 9, 2013	Senior Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial Officer) Date: August 9, 2013