Form 10-Q
period 2013-09-30
NewPage Holdings Inc.
filed 2013-11-07
CIK 1578086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

8540 Gander Creek Drive

Miamisburg, Ohio 45342

877.855.7243

Commission File Number	Registrant	IRS Employer Identification Number	State of Incorporation
0-54963	NEWPAGE HOLDINGS INC.	46-1505118	Delaware

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

There were 7,080,000 Common Shares, $0.001 per share par value, of NewPage Holdings Inc. outstanding as of October 31, 2013.

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEWPAGE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

Dollars in millions, except per share amounts

	Successor
	Sept. 30,	Dec. 31,
	2013	2012
ASSETS
Cash and cash equivalents	$4	$43
Accounts receivable, net	233	220
Inventories (Note 4)	550	472
Other current assets	28	41

Total current assets	815	776
Property, plant and equipment, net of accumulated depreciation of $129 as of September 30, 2013 and $0 as of December 31, 2012	1,229	1,314
Other assets	143	124

TOTAL ASSETS	$2,187	$2,214

LIABILITIES AND EQUITY
Accounts payable	$162	$193
Other current liabilities	142	123
Current maturities of long-term debt (Note 5)	20	5

Total current liabilities	324	321
Long-term debt (Note 5)	492	485
Other long-term obligations	567	595
Commitments and contingencies (Note 9)
EQUITY
Preferred stock, 100,000 shares authorized $0.001 per share par value	—	—
Common stock, 16,000,000 shares authorized 7,080,000 shares issued and outstanding, $0.001 per share par value	—	—
Additional paid-in capital	813	813
Accumulated deficit	(3)	—
Accumulated other comprehensive loss	(6)	—

Total equity	804	813

TOTAL LIABILITIES AND EQUITY	$2,187	$2,214

See notes to condensed consolidated financial statements.

NEWPAGE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

Dollars in millions, except per share amounts

	Three Months		Nine Months
	Ended Sept. 30,		Ended Sept. 30,
	Successor	Predecessor	Successor	Predecessor
	2013	2012	2013	2012
Net sales	$780	$803	$2,256	$2,322
Cost of sales	715	778	2,116	2,229
Selling, general and administrative expenses	34	35	109	105
Interest expense	11	10	35	17
Other (income) expense, net	(1)	—	(1)	—

Income (loss) before reorganization items and income taxes	21	(20)	(3)	(29)
Reorganization items, net	—	26	—	74

Income (loss) before income taxes	21	(46)	(3)	(103)
Income tax (benefit)	—	1	—	(17)

Net income (loss)	$21	$(47)	$(3)	$(86)

Net income (loss) per share:
Basic	$2.91	$(472,564)	$(0.43)	$(859,719)

Diluted	$2.90	$(472,564)	$(0.43)	$(859,719)

Weighted average common shares outstanding:
Basic	7,080,000	100	7,080,000	100
Diluted	7,109,937	100	7,080,000	100

See notes to condensed consolidated financial statements.

NEWPAGE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

Dollars in millions

	Three Months		Nine Months
	Ended Sept. 30,		Ended Sept. 30,
	Successor	Predecessor	Successor	Predecessor
	2013	2012	2013	2012
Net income (loss)	$21	$(47)	$(3)	$(86)
Other comprehensive income (loss), net of tax:
Defined-benefit postretirement plans:
Change in net actuarial gains (losses)	—	2	(5)	6
Cash-flow hedges:
Change in unrealized gains (losses)	—	—	(1)	—

Other comprehensive income (loss), net of tax	—	2	(6)	6

Comprehensive income (loss)	$21	$(45)	$(9)	$(80)

See notes to condensed consolidated financial statements.

NEWPAGE HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT) (unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2013

Dollars in millions

	Common Stock		Add- itional Paid-in	Accum- ulated	Accum- ulated Other Compre- hensive Income
	Shares	Amount	Capital	Deficit	(Loss)	Total
Balance at December 31, 2012 (Successor)	7,080,000	$—	$813	$—	$—	$813
Net income (loss)				(3)		(3)
Other comprehensive income (loss)					(6)	(6)

Balance at September 30, 2013 (Successor)	7,080,000	$—	$813	$(3)	$(6)	$804

NEWPAGE HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

Dollars in millions

	Successor	Predecessor
	Nine Months	Nine Months
	Ended Sept. 30,	Ended Sept. 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3)	$(86)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	137	180
Non-cash interest expense	5	62
(Gain) loss on disposal of assets	1	4
U.S. pension expense	2	25
U.S. pension funding	(36)	(25)
Equity award expense (Note 6)	12	—
Non-cash reorganization items, net	—	12
Debtor in possession financing costs	—	4
Change in operating assets and liabilities:
Accounts receivable	(13)	(18)
Inventories	(78)	(67)
Other operating assets	(19)	8
Accounts payable	(31)	5
Accrued expenses and other obligations	7	(139)

Net cash provided by (used for) operating activities	(16)	(35)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(46)	(63)
Proceeds from sale of investment shares	4	—
Restricted cash	—	(1)

Net cash provided by (used for) investing activities	(42)	(64)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of financing costs	(1)	—
Repayments of long-term debt	(4)	(63)
Borrowings on revolving credit facility	370	—
Payments on revolving credit facility	(346)	—
Proceeds from debtor in possession financing	—	331
Repayments of debtor in possession financing	—	(298)
Debtor in possession financing costs	—	(4)

Net cash provided by (used for) financing activities	19	(34)
Net increase (decrease) in cash and cash equivalents	(39)	(133)
Cash and cash equivalents at beginning of period	43	142

Cash and cash equivalents at end of period	$4	$9

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

Pursuant to fresh start accounting, all assets and liabilities reflected on our condensed consolidated balance sheet as of December 31, 2012 were recorded at fair value except for deferred income taxes and pension and other postretirement projected benefit obligations. Except for the impact of the application of fresh start accounting on the carrying values of our assets and liabilities as of December 31, 2012 and the change in accounting policy for maintenance costs for planned major maintenance shutdowns, the accounting policies adopted by the Successor Company and applied to the carrying values of our assets and liabilities reflected in our condensed consolidated balance sheet as of September 30, 2013 were consistent with the Predecessor Company’s significant accounting policies, as disclosed in our annual report for the year ended December 31, 2012.

2. CHAPTER 11 RELATED DISCLOSURES

Disputed Claims

While we resolved most of our claims during the Chapter 11 Proceedings, some claims remain in dispute. Disputed claims that are not administrative, priority or secured claims will be resolved by the litigation trust, and any resolution of those claims should not impact us. We will make a cash payment to a claimant if and to the extent that a disputed claim is allowed and the claimant is entitled to a cash payment on account of the claim (e.g., administrative, priority and other secured claims). We continue to work to resolve disputed cash claims, including the identification of cash claims that we believe should be disallowed because they are duplicative, were later amended or superseded, are without merit, are overstated or for other reasons. Included in accounts payable as of December 31, 2012, is a liability of approximately $22 for the fair value of the estimated cash settlement of disputed cash claims, including allowed claims and estimated cash recoveries, which were paid during the nine months ended September 30, 2013.

Reorganization items, net

ASC 852 requires separate disclosure of reorganization items such as realized gains and losses from the settlement of pre-petition liabilities, provisions for losses resulting from the reorganization and restructuring of the business, as well as professional fees and other expenses directly related to the reorganization process under the Chapter 11 Proceedings.

Reorganization items, net consist of:

	Predecessor
	Three Months	Nine Months
	Ended Sept. 30,	Ended Sept. 30,
	2012	2012
Professional fees(1)	$13	$41
Debtor in possession financing costs(2)	—	4
Provision for rejected executory contracts(3)	15	30
Other(4)	(2)	(1)

	$26	$74

(1)	Professional fees directly related to the Chapter 11 Proceedings, ongoing monitoring and establishment of a reorganization plan, including legal, accounting and other professional fees and including certain professional fees incurred by our creditors in connection with the Chapter 11 Proceedings, as required by the Bankruptcy Court.
(2)	Debtor in possession financing costs incurred in connection with entering into the debtor in possession credit agreement.
(3)	Provision for rejected executory contracts for estimated claims.
(4)	Adjustments of reserves to estimated allowed claims.

3. FINANCIAL INSTRUMENTS

Derivative Financial Instruments

We periodically use derivative financial instruments as part of our overall strategy to manage exposure to market risks associated with natural gas price fluctuations. We do not hold or issue derivative financial instruments for trading purposes. We regularly monitor the credit-worthiness of the counterparties to our derivative instruments in order to manage our credit risk exposures under these agreements. Our risk of loss, if any, in the event of nonperformance by any counterparty under derivative financial instrument agreements is not considered material. These derivative instruments are measured at fair value and are classified as other assets or other liabilities on our condensed consolidated balance sheets depending on the fair value of the instrument.

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

Natural Gas

In order to hedge the future cost of natural gas consumed at our mills, we engage in financial hedging of future gas purchase prices, designated as cash flow hedges. We hedge with natural gas swap agreements that are priced based on New York Mercantile Exchange (“NYMEX”) natural gas futures contracts. We measure the fair values of our natural gas contracts based on natural gas futures contracts priced on the NYMEX. As of September 30, 2013 we were party to natural gas swap agreements for notional amounts aggregating to 7,260,000 MMBTUs, or approximately $29 of planned natural gas purchases over the next two years. These natural gas swap agreements expire through June 2015 and represent approximately 45% of our total planned natural gas consumption over the term of the agreements.

4. INVENTORIES

Inventories as of September 30, 2013 and December 31, 2012 consist of:

	Successor
	Sept. 30,	Dec. 31,
	2013	2012
Finished and in-process goods	$363	$301
Raw materials	100	98
Stores and supplies	87	73

	$550	$472

If inventories had been valued at current costs, they would have been valued at $520 at September 30, 2013.

5. LONG-TERM DEBT

Long-term debt as of September 30, 2013 and December 31, 2012 is as follows:

	Successor
	Sept. 30,	Dec. 31,
	2013	2012
Revolving credit facility	$24	$—
Floating rate senior secured term loan (LIBOR plus 6.50%)	488	490

Total long-term debt, including current portion	512	490
Current portion of long-term debt	20	5

Long-term debt	$492	$485

6. EQUITY

We sponsor a long-term incentive plan to provide for the granting of stock-based compensation to certain directors, officers and other key employees. Outstanding grants generally become exercisable over a four-year service period. The awards meet liability classification requirements as a result of planned tax withholdings in excess of minimum statutory levels. These awards are re-measured at fair value as of each balance sheet date with the cumulative effect of changes in fair value recognized in the period of change as an adjustment to compensation expense. During the nine months ended September 30, 2013, we granted 219,301 stock options with a weighted average exercise price per share of $129.68 and 43,758 restricted stock units with a weighted average grant date fair value per share of $108.72. As of September 30, 2013, we had $20 of compensation expense not yet recognized related to non-vested stock awards. The weighted average period that this compensation cost will be recognized is 3.3 years.

There were no stock awards vested and no stock awards exercisable as of September 30, 2013. Total compensation expense for all stock-based awards in the three months and nine months ended September 30, 2013 was $4 and $12.

7. RETIREMENT AND OTHER POSTRETIREMENT BENEFITS

A summary of the components of net periodic costs in the three months and nine months ended September 30, 2013 and 2012 is as follows:

Pension Plans

	Successor	Predecessor
	Three Months	Three Months
	Ended Sept. 30,	Ended Sept. 30,
	2013	2012
Service cost	$3	$4
Interest cost	15	16
Expected return on plan assets	(18)	(17)
Amortization of net prior service cost (credit)	—	1
Amortization of net loss	—	4

Net periodic cost	$—	$8

	Successor	Predecessor
	Nine Months	Nine Months
	Ended Sept. 30,	Ended Sept. 30,
	2013	2012
Service cost	$10	$13
Interest cost	46	48
Expected return on plan assets	(54)	(52)
Amortization of net prior service cost (credit)	—	3
Amortization of net loss	—	13

Net periodic cost	$2	$25

Other Postretirement Plans

	Successor	Predecessor
	Three Months	Three Months
	Ended Sept. 30,	Ended Sept. 30,
	2013	2012
Service cost	$—	$1
Interest cost	1	—
Amortization of net prior service cost (credit)	—	(3)

Net periodic cost (income)	$1	$(2)

	Successor	Predecessor
	Nine Months	Nine Months
	Ended Sept. 30,	Ended Sept. 30,
	2013	2012
Service cost	$—	$2
Interest cost	2	2
Amortization of net prior service cost (credit)	—	(10)

Net periodic cost (income)	$2	$(6)

8. INCOME TAXES

Unrecognized tax benefits decreased by $54 during the nine months ended September 30, 2013, due to the settlement of a tax examination. This adjustment resulted in a corresponding increase in the valuation allowance and therefore did not impact reported earnings.

In the three months and nine months ended September 30, 2013 and 2012, we recorded a valuation allowance against our net deferred income tax benefit for federal income taxes and for certain states as it was more likely than not that we would not realize those benefits.

The Internal Revenue Service finalized regulations on September 13, 2013 related to capitalization of repair and maintenance costs. These regulations will become effective January 1, 2014 and are expected to result in an increase in deferred tax assets offset by a valuation allowance and an increase in future taxable income. The adoption of these regulations is not expected to have a material effect on our consolidated financial position, results of operations and cash flows.

9. COMMITMENTS AND CONTINGENCIES

We are involved in various litigation and administrative proceedings that arise in the ordinary course of business. We believe the expected outcome of any matter, lawsuit or claim that is pending or threatened, or all of the combined, will not have a material adverse effect on our financial condition, results of operations or liquidity.

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

Trends in Our Business

Demand for printing and writing papers in North America is influenced by multiple factors. Demand for particular grades of coated paper is partially driven by advertising spending which in turn is impacted by macroeconomic factors. Examples include spending on catalog and promotional materials by retailers and spending on print magazine advertising. Demand is also influenced by electronic media and the means by which consumers get information.

During the nine months ended September 30, 2013, North American demand for printing and writing papers declined 1.8% compared to the nine months ended September 30, 2012 as reported by the Pulp and Paper Products Council or PPPC. We took 59,000 tons of market-related downtime during the nine months ended September 30, 2013 and 23,000 tons of market-related downtime in the nine months ended September 30, 2012.

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

Results of Operations

The following tables set forth our historical results of operations in the three months and nine months ended September 30, 2013 and 2012. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto included in this quarterly report.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

	Successor		Predecessor
	Three Months		Three Months
	Ended Sept. 30,		Ended Sept. 30,
	2013		2012
(in millions)	$	%	$	%
Net sales	780	100.0	803	100.0
Cost of sales	715	91.6	778	97.0
Selling, general and administrative expenses	34	4.4	35	4.4
Interest expense	11	1.5	10	1.1
Other (income) expense, net	(1)	(0.1)	—	—

Income (loss) before reorganization items and income taxes	21	2.6	(20)	(2.5)
Reorganization items, net	—	—	26	3.3

Income (loss) before income taxes	21	2.6	(46)	(5.8)
Income tax (benefit)	—	—	1	0.1

Net income (loss)	21	2.6	(47)	(5.9)

Supplemental Information
Adjusted EBITDA (see Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA below)	$85		$58

Net sales in the three months ended September 30, 2013 were $780 million compared to $803 million in the three months ended September 30, 2012, a decrease of $23 million or 3%. The decrease was primarily the result of lower sales volume of paper ($19 million) and lower average paper prices ($15 million), partially offset by improved mix ($11 million). Paper sales volume totaled 843,000 tons and 864,000 tons in the three months ended September 30, 2013 and 2012. Average paper prices were $892 per ton and $897 per ton in the three months ended September 30, 2013 and 2012. These reductions were the result of the continuing decline in demand for paper. We took 24,000 tons and 9,000 tons of market-related downtime during the three months ended September 30, 2013 and 2012.

Cost of sales in the three months ended September 30, 2013 was $715 million compared to $778 million in the three months ended September 30, 2012, a decrease of $63 million, or 8%. The decrease was primarily a result of lower paper sales volume ($17 million), lower pension expense ($4 million), lower depreciation and maintenance expense and other cost reduction initiatives. These reductions were partially offset by inflation ($11 million). Depreciation expense at our mills totaled $43 million and $58 million in the three months ended September 30, 2013 and 2012, as a result of the decrease in carrying value of property, plant and equipment to reflect its fair value pursuant to fresh start accounting upon emergence from Chapter 11. Maintenance expense at our mills totaled $59 million and $77 million in the three months ended September 30, 2013 and 2012. The lower expense in the current year is primarily the result of the timing of planned annual maintenance shutdowns in 2013 compared to 2012 as well as our adoption of a new major maintenance policy that resulted in the net deferral of $4 million of expense during the three months ended September 30, 2013. We completed the majority of our 2013 annual maintenance shutdowns during the second quarter. In 2012, the majority of our annual maintenance shutdowns occurred during the third quarter. Gross margin was 8.4% and 3.0% in the three months ended September 30, 2013 and 2012.

Selling, general and administrative expenses decreased to $34 million in the three months ended September 30, 2013 from $35 million in the three months ended September 30, 2012, primarily as a result of lower employee related incentive compensation costs of $2 million, lower pension expense of $1 million and other cost reduction initiatives. These reductions were partially offset by $4 million of higher non-cash stock compensation expense.

Interest expense in the three months ended September 30, 2013 was $11 million compared to $10 million in the three months ended September 30, 2012, primarily as a result of higher levels of outstanding debt.

Reorganization items in the three months ended September 30, 2012 were $26 million, which included $13 million in professional fees associated with the Chapter 11 Proceedings, a $15 million provision for rejected contracts and $(2) million of other items. Professional fees and bankruptcy-related items associated with the Chapter 11 Proceedings incurred subsequent to the Convenience Date are no longer classified as reorganization items. These expenses are now classified in the respective income statement lines to which they relate. As a result, certain of these costs were included in selling, general and administrative expenses in the three months ended September 30, 2013.

Net income was $21 million in the three months ended September 30, 2013 compared to a net loss of $47 million in the three months ended September 30, 2012. The increase was primarily the result of improved gross margin and lower reorganization items.

Adjusted EBITDA was $85 million in the three months ended September 30, 2013 compared to $58 million in the three months ended September 30, 2012. See “Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA” for further information on the use of EBITDA and Adjusted EBITDA as measurement tools and a reconciliation to Net Income (Loss).

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

	Successor		Predecessor
	Nine Months		Nine Months
	Ended Sept. 30,		Ended Sept. 30,
	2013		2012
(in millions)	$	%	$	%
Net sales	2,256	100.0	2,322	100.0
Cost of sales	2,116	93.8	2,229	96.0
Selling, general and administrative expenses	109	4.9	105	4.5
Interest expense	35	1.6	17	0.7
Other (income) expense, net	(1)	(0.1)	—	—

Income (loss) before reorganization items and income taxes	(3)	(0.2)	(29)	(1.2)
Reorganization items, net	—	—	74	3.2

Income (loss) before income taxes	(3)	(0.2)	(103)	(4.4)
Income tax (benefit)	—	—	(17)	(0.7)

Net income (loss)	(3)	(0.2)	(86)	(3.7)

Supplemental Information
Adjusted EBITDA (see Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA below)	$196		$181

Net sales in the nine months ended September 30, 2013 were $2,256 million compared to $2,322 million in the nine months ended September 30, 2012, a decrease of $66 million or 3%. The decrease was primarily the result of lower sales volume of paper ($45 million) and lower average paper prices ($57 million), partially offset by improved mix ($31 million). Paper sales volume totaled 2,452,000 tons and 2,501,000 tons in the nine months ended September 30, 2013 and 2012. Average paper prices were $890 per ton and $902 per ton in the nine months ended September 30, 2013 and 2012. These reductions were the result of the continuing decline in demand for paper. We took 59,000 and 23,000 tons of market-related downtime during the nine months ended September 30, 2013 and 2012.

Cost of sales in the nine months ended September 30, 2013 was $2,116 million compared to $2,229 million in the nine months ended September 30, 2012, a decrease of $113 million or 5%. The decrease was primarily the result of lower paper sales volume ($38 million), lower pension expense ($11 million), lower depreciation and maintenance expense, and other cost reduction initiatives. These reductions were partially offset by inflation ($28 million). Depreciation expense at our mills totaled $129 million and $171 million in the nine months ended September 30, 2013 and 2012, as a result of the decrease in carrying value of property, plant and equipment to reflect its fair value pursuant to fresh start accounting upon emergence from Chapter 11. Maintenance expense at our mills totaled $176 million and $208 million in the nine months ended September 30, 2013 and 2012. The lower expense in the current year is primarily the result of our adoption of a new major maintenance policy that resulted in the net deferral of $29 million of expense during the nine months ended September 30, 2013. During the nine months ended September 30, 2013, we took actions to reduce personnel as part of our cost reduction initiatives and recognized a charge of $3 million for employee-related costs in cost of sales. Gross margin was 6.2% and 4.0% in the nine months ended September 30, 2013 and 2012.

Selling, general and administrative expenses increased to $109 million in the nine months ended September 30, 2013 from $105 million in the nine months ended September 30, 2012, primarily as a result of $12 million higher non-cash stock compensation expense and $5 million higher outside consulting fees, including certain bankruptcy-related items no longer classified as reorganization items, partially offset by lower employee related incentive compensation costs of $9 million, lower pension expense of $3 million and other cost reduction initiatives. During the nine months ended September 30, 2013, we took actions to reduce personnel as part of our cost reduction initiatives and recognized a charge of $1 million for employee-related costs in selling, general and administrative expense.

Interest expense in the nine months ended September 30, 2013 was $35 million compared to $17 million in the nine months ended September 30, 2012. During the nine months ended September 30, 2012, $63 million of post-petition First Lien Notes interest expense was reversed into income as it was re-characterized as a principal reduction. This interest was previously expensed in 2011. The nine months ended September 30, 2012 also includes $53 million of non-cash interest expense from the accelerated amortization of the discount and deferred financing fees associated with the first-lien debt. The remaining difference is primarily due to the higher levels of outstanding debt during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Reorganization items in the nine months ended September 30, 2012 were $74 million, which included $41 million in professional fees associated with the Chapter 11 Proceedings, a $30 million provision for rejected contracts, $4 million in debtor in possession financing costs associated with the February 2012 amendment to the debtor in possession credit agreement and $(1) million of other items. Professional fees and bankruptcy-related items associated with the Chapter 11 Proceedings incurred subsequent to the Convenience Date are no longer classified as reorganization items. These expenses are now classified in the respective income statement lines to which they relate. As a result, certain of these costs were included in selling, general and administrative expenses in the nine months ended September 30, 2013.

Income tax expense (benefit) in the nine months ended September 30, 2013 and 2012 was zero and $(17) million. The benefit in 2012 reflects the reversal of a tax reserve associated with the December 2007 acquisition of Stora Enso North America. In the nine months ended September 30, 2013 and 2012, we recorded a valuation allowance against our net deferred income tax benefit for federal income taxes and for certain states as it was more likely than not that we would not realize those benefits.

Net loss was $3 million in the nine months ended September 30, 2013 compared to a net loss of $86 million in the nine months ended September 30, 2012. The smaller net loss was primarily the result of improved gross margin and lower reorganization items.

Adjusted EBITDA was $196 million in the nine months ended September 30, 2013 compared to $181 million in the nine months ended September 30, 2012. See “Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA” for further information on the use of EBITDA and Adjusted EBITDA as measurement tools and a reconciliation to Net Income (Loss).

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

The following table presents a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA:

	Three Months		Nine Months
	Ended Sept. 30,		Ended Sept. 30,
	Successor	Predecessor	Successor	Predecessor
(in millions)	2013	2012	2013	2012
Net income (loss)	$21	$(47)	$(3)	$(86)
Interest expense	11	10	35	17
Income tax (benefit)	—	1	—	(17)
Depreciation and amortization	46	61	137	180

EBITDA	78	25	169	94
Equity awards	4	—	12	—
(Gain) loss on disposal of assets	—	2	1	4
Non-cash U.S. pension expense	—	5	—	5
Integration and related severance costs	—	—	5	2
Reorganization items, net	—	26	—	74
Post-emergence bankruptcy-related items	1	—	4	—
Other	2	—	5	2

Adjusted EBITDA	$85	$58	$196	$181

Liquidity and Capital Resources

Available Liquidity

As of September 30, 2013, our principal sources of liquidity include cash generated from operating activities and availability under our revolving credit facility. The amount of borrowings and letters of credit available to NewPage under the revolving credit facility is limited to the lesser of $350 million or an amount determined pursuant to a borrowing base, as defined in the revolving credit facility ($398 million as of September 30, 2013).

As of September 30, 2013, we had $288 million available for borrowing net of $38 million in letters of credit and $24 million in outstanding borrowings under the revolving credit facility. During the three months ended September 30, 2013, we received confirmation from the Wisconsin Department of Natural Resources that our financial position met the requirement of adequate financial assurance related to certain landfill obligations which resulted in the release of approximately $20 million in letters of credit issued under the revolving credit facility. During the nine months ended September 30, 2013, our average daily balance outstanding under our revolving credit facility was $7 million with a weighted-average interest rate of 4.25%.

Total liquidity at September 30, 2013, was $292 million, consisting of $288 million of availability under the revolving credit facility and $4 million of available cash and cash equivalents.

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

Cash Flows

Cash provided by (used for) operating activities was $(16) million during the nine months ended September 30, 2013 compared to $(35) million during the nine months ended September 30, 2012. Cash used for operating activities during the nine months ended September 30, 2013 includes $60 million in non-recurring bankruptcy-related payments. Cash used for operating activities during the nine months ended September 30, 2012 includes $51 million of non-recurring bankruptcy-related payments and a $38 million interest payment on pre-petition debt. Any remaining bankruptcy-related payments are not expected to be significant. Investing activities during the nine months ended September 30, 2013 include $46 million for capital expenditures. Financing activities during the nine months ended September 30, 2013 primarily consisted of borrowings and payments on the revolving credit facility, as well as $63 million in principal reduction associated with the reversal of post-petition First Lien Notes interest, previously expensed in 2011.

Capital Expenditures

Capital expenditures were $46 million and $63 million in the nine months ended September 30, 2013 and 2012. Approximately half of our capital expenditures in each period presented related to improvement projects, while the remaining related to maintaining the operational effectiveness of our equipment or compliance with environmental laws and regulations.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated our disclosure controls and procedures and internal control over financial reporting. This evaluation was conducted under the supervision and with the participation of management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”). Based on the evaluation of disclosure controls and procedures, our CEO and CFO have concluded that the disclosure controls and procedures were effective and that there were no changes in internal control over financial reporting that occurred during the nine months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWPAGE HOLDINGS INC

/s/ George F. Martin	/s/ Jay A. Epstein
George F. Martin President, Chief Executive Officer and Director (Principal Executive Officer) Date: November 7, 2013	Jay A. Epstein Senior Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial Officer) Date: November 7, 2013