Form 10-K
period 2013-12-31
NewPage Holdings Inc.
filed 2014-02-26
CIK 1578086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Year ended December 31, 2013

NEWPAGE HOLDINGS INC.

8540 Gander Creek Drive
Miamisburg, Ohio 45342
937.242.9629

IRS Employer
Commission                            Identification        State of
File Number    Registrant                    Number        Incorporation
0-54963    NEWPAGE HOLDINGS INC.            46-1505118        Delaware

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes     ☐     No     ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes     ☐     No     ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     ☑    No     ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes     ☑    No     ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.            ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:
    Large accelerated filer     ☐    Accelerated filer ☐
Non-accelerated filer     ☑    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     ☐     No     ☑

As of June 28, 2013, the registrant's common stock was not publicly traded.

There were 7,087,947 Common Shares, $0.001 per share par value, of NewPage Holdings Inc. outstanding as of February 14, 2014.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III is incorporated by reference from the registrant's proxy statement or an amendment to this Annual Report on Form 10-K to be filed within 120 days after the end of the registrant's fiscal year ended December 31, 2013.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements.” All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “plans,” “estimates,” “anticipates,” “believes,” “expects,” “intends” and similar expressions. Although we believe that these forward-looking statements are based on reasonable assumptions, they are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected or assumed in our forward-looking statements. These factors, risks and uncertainties include, among others, the following:

•	uncertainties with respect to the completion of our pending transaction with Verso Paper Corp.;

•	changes in the supply of, demand for, or prices of our products;

•	general economic and business conditions in the United States, Canada and elsewhere;

•	the ability of our customers to continue as a going concern, including our ability to collect accounts receivable according to customary business terms;

•	the activities of competitors, including those that may be engaged in unfair trade practices;

•	changes in significant operating expenses, including raw material and energy costs;

•	changes in currency exchange rates;

•	changes in the availability of capital;

•	changes in the regulatory environment, including requirements for enhanced environmental compliance; and

•	the other “Risk Factors” described in Item 1A of this Annual Report on Form 10-K.
Given these risks and uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, either to reflect new developments or for any other reason, except as required by law.
INDUSTRY DATA
Information in this Annual Report on Form 10-K concerning the paper and forest products industry and our relative position in the industry is based on independent industry analyses, management estimates and competitor announcements. Although we believe the third party market data is from reliable sources, we cannot guarantee the accuracy or completeness of the information and have not independently verified it. The industry data provided in this Annual Report on Form 10-K is derived from information obtained from the Pulp and Paper Products Council.

PART I

ITEM 1.    BUSINESS

References to “NewPage Holdings” refer to NewPage Holdings Inc., a Delaware corporation; references to “NewPage Investment” refer to NewPage Investment Company LLC, a Delaware limited liability company and a wholly-owned subsidiary of NewPage Holdings; references to “NewPage” refer to NewPage Corporation, a Delaware corporation and a wholly-owned subsidiary of NewPage Investment. Unless the context provides otherwise, references to “we,” “us” and “our” refer to NewPage Holdings and its direct and indirect subsidiaries.

General

We compete in the global printing and writing paper business, producing coated papers, supercalendered papers, and other uncoated and specialty products. We also sell our excess market pulp. Most of our sales represent coated paper shipments to North American customers. Coated paper is used primarily in media and marketing applications, such as high-end advertising brochures, direct mail advertising, coated labels, magazines, magazine covers and inserts, catalogs and textbooks. For the year ended December 31, 2013, we had net sales of $3.1 billion.

We operate paper mills located in Kentucky, Maine, Maryland, Michigan, Minnesota and Wisconsin. These mills, along with our distribution centers, are strategically located near major print markets, such as New York, Chicago and Minneapolis. As of December 31, 2013, our mills had total annual production capacity of approximately 3.5 million short tons of paper, including approximately 2.9 million short tons of coated paper, approximately 400,000 short tons of uncoated paper and approximately 200,000 short tons of specialty paper.

Agreement and Plan of Merger

On January 3, 2014, NewPage Holdings, Verso Paper Corp., (“Verso”), and Verso Merger Sub Inc., entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Verso Merger Sub Inc. will merge with and into NewPage Holdings (the "Merger"), with NewPage Holdings surviving the Merger as an indirect, wholly owned subsidiary of Verso. See Note 19 to the consolidated financial statements for additional information.

Creditor Protection Proceedings

NewPage and its debtor subsidiaries emerged from Chapter 11 Proceedings (as defined below) on December 21, 2012 (the “Emergence Date”). NewPage’s former direct parent and debtor affiliate, NewPage Holding Corporation (“NP Holding”) and NewPage’s former indirect parent and debtor affiliate, NewPage Group Inc. (“NP Group”), dismissed their Chapter 11 cases and did not emerge from bankruptcy on the Emergence Date.
On September 7, 2011, NP Group, NP Holding, NewPage, and the following U.S. subsidiaries: Chillicothe Paper Inc., Escanaba Paper Company, Luke Paper Company, NewPage Canadian Sales LLC, NewPage Consolidated Papers Inc., NewPage Energy Services LLC, NewPage Port Hawkesbury Holding LLC, NewPage Wisconsin System Inc., Rumford Paper Company, Upland Resources, Inc., and Wickliffe Paper Company LLC (collectively, the “Debtors”) commenced voluntary cases (“Chapter 11

Proceedings”) under Chapter 11 of the United States Bankruptcy Code, as amended (“Chapter 11”), in the United States Bankruptcy Court for the District of Delaware (Case Nos. 11-12804 through 11-12817) (“Bankruptcy Court”). Our subsidiary, Consolidated Water Power Company, was not a part of the Chapter 11 Proceedings. Separately, on September 6, 2011, our former Canadian subsidiary, NewPage Port Hawkesbury Corp. (“NPPH”), commenced proceedings seeking creditor protection under the Companies’ Creditors Arrangement Act of Canada (the “CCAA Proceedings”).
While we resolved our Chapter 11 claims by December 31, 2013, some proofs of claims remain in dispute. Disputed proofs of claims will be resolved by the Litigation Trust (defined in Note 2 to the consolidated financial statements), and any resolution of those claims should not impact us.
Basis of Presentation
During Chapter 11 Proceedings
Effective upon the commencement of the Chapter 11 Proceedings and up until emergence, NewPage applied the guidance in Financial Accounting Standards Board Accounting Standards Codification 852, Reorganizations (“ASC 852”), in preparing its consolidated financial statements. This guidance does not change the manner in which financial statements are prepared. However, it requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, during the Chapter 11 Proceedings, NewPage: (i) recorded certain expenses, charges and credits incurred or realized that were directly associated with or resulting from the reorganization and restructuring of the business in reorganization items, net in NewPage’s Consolidated Statements of Operations; (ii) classified pre-petition obligations that could be impaired by the reorganization process in NewPage’s Consolidated Balance Sheets as liabilities subject to compromise; and (iii) ceased recording interest expense on certain of the Debtors' pre-petition debt obligations.
We deconsolidated our NPPH subsidiary due to our loss of control over this entity upon filing for creditor protection under the CCAA Proceedings. As a result of the deconsolidation, we adopted the cost method of accounting for our investment in NPPH. Upon adoption of the cost method, we evaluated our investment in NPPH for impairment and determined that our entire investment had experienced an other-than-temporary decline in value and was fully impaired. The deconsolidation of the NPPH subsidiary resulted in an $18 million gain recorded in reorganization items, net in 2011. See Note 10 to the consolidated financial statements for additional information.

The implementation of the Chapter 11 plan and the application of fresh start accounting materially changed the carrying amounts and classifications reported in our consolidated financial statements and resulted in our becoming a new entity for financial reporting purposes. Accordingly, our consolidated financial statements for periods prior to December 31, 2012 will not be comparable to our consolidated financial statements as of December 31, 2012 or for periods subsequent to December 31, 2012. References to “Successor” or “Successor Company” refer to NewPage Holdings on or after December 31, 2012, after giving effect to the implementation of the Chapter 11 plan and the application of fresh start accounting. References to “Predecessor” or “Predecessor Company” refer to NewPage prior to December 31, 2012. Additionally, references to periods on or after December 31, 2012 refer to the Successor and references to periods prior to December 31, 2012 refer to the Predecessor.

Organization
The following chart shows our organizational structure and ownership as of February 14, 2014. Each entity in the chart owns 100% of the equity interests of the entity appearing immediately below it.

NewPage Holdings Inc.

NewPage Investment Company LLC

NewPage Corporation

NewPage Corporation Operating Subsidiaries Escanaba Paper Company Luke Paper Company NewPage Wisconsin System Inc. Rumford Paper Company Wickliffe Paper Company LLC

Industry Overview
Between 2011 and 2013, demand for printing and writing papers in North America declined by about 8% or 2 million short tons while the demand for printing and writing papers declined by 10.5% or over 2.6 million short tons in Western Europe, a source of imports into North America. Over that same period, North American and Western European manufacturers closed 5 million short tons of capacity, somewhat more than the decline in apparent consumption.

Simultaneously, in other geographic areas, paper capacity and demand increased between 2011 and 2013. Demand for printing and writing grades in these areas grew by 1.4 million short tons or about 2.6% and capacity increased by 5 million short tons or about 9%.
Products
We believe that we offer the broadest coated paper product selection of any North American paper manufacturer. Our principal product is coated paper, which represented approximately 84% of our net sales for the year ended December 31, 2013. Our portfolio of paper products also includes lesser amounts of supercalendered, specialty papers, uncoated paper and market pulp. We believe our brands are some of the most recognized brands in the industry. Substantially all of our 2013 sales were within North America and approximately 90% were within the United States.
Coated Paper
We believe that we are the largest coated paper manufacturer in North America based on production capacity. As of December 31, 2013, our mills have total annual production capacity of approximately 2.9 million short tons of coated paper. Coated paper is used primarily in media and marketing applications, including corporate annual reports, high-end advertising brochures, magazines, catalogs and direct mail advertising. Coated paper consists of a pigment-based coating on the surface of the paper. The coating provides enhanced smoothness and better ink receptivity to a higher quality product.
Coated paper consists of both coated freesheet and coated groundwood, which generally differ in price and quality. The chemically-treated pulp used in freesheet produces brighter and smoother paper than the mechanical pulp used in groundwood papers. We produce coated freesheet papers for a variety of applications ranging from direct mail and specialty publications to high-end graphic arts and promotions. We also produce coated freesheet papers for coated one-side (C1S) applications, which is used primarily for label, packaging and specialty applications.
Coated groundwood papers are typically lighter and less expensive than our coated freesheet products. We produce coated groundwood paper grades for use in applications requiring lighter paper stock such as magazines, catalogs, coupons and retail inserts.
Each of the paper grades that we manufacture are produced in a variety of weights, sizes and finishes. The coating process changes the gloss, ink absorption qualities, texture and opacity of the paper to meet each customer’s performance requirements. Most of the coated paper that we manufacture is shipped in rolls, with the balance cut into sheets.
Supercalendered Paper
Supercalendered paper is uncoated paper with pigment filler passed through a supercalendering process in which alternating steel and cotton-covered rolls compress and polish the paper, giving it a gloss and smoothness similar to coated paper. Our supercalendered paper is primarily used for magazines, catalogs, advertisements, inserts and flyers.
Specialty Paper
Specialty paper consists of both coated and uncoated paper designed and produced to meet the specific packaging, printing and labeling needs of customers with diverse and specialized paper needs. Specialty papers consist of two primary product lines: technical papers and packaging papers.
Technical papers consist of face papers, thermal transfer, direct thermal base papers and release liners for use in self-adhesive labels.
Packaging papers are designed to protect, transport and identify a wide range of products. Flexible packaging papers are often used as part of a multilayer package construction, in combination with film, foil, extruded coatings, board and other materials. For example, flexible packaging papers are used in pouch, lidding, bag, product packaging and spiral can applications.
Other Products
We also produce uncoated paper and market pulp for select opportunities and to enhance our manufacturing efficiency. Uncoated paper typically is used for business forms and stationery and general printing paper. We sell uncoated paper primarily to paper merchants, business forms manufacturers and converters.

Manufacturing
We operate paper mills located in Kentucky, Maine, Maryland, Michigan, Minnesota and Wisconsin. All our paper mills are at least partially-integrated, meaning that they produce paper, pulp and energy. Most of the energy produced at these mills is for internal use. As of December 31, 2013, our mills had total annual production capacity of approximately 3.5 million short tons of paper, including approximately 2.9 million short tons of coated paper, approximately 400,000 short tons of uncoated paper and approximately 200,000 short tons of specialty paper. All of our long-lived assets are located within the United States. The following table lists the paper products produced at each of our mills, as well as each mill’s approximate annual paper capacity, as of December 31, 2013:

		Paper Capacity
Mill Location	Products	(short tons/year)
Biron, Wisconsin	Coated paper	370,000
Duluth, Minnesota	Supercalendered paper	270,000
Escanaba, Michigan	Coated, specialty and uncoated paper	785,000
Luke, Maryland	Coated paper	480,000
Rumford, Maine	Coated paper	565,000
Stevens Point, Wisconsin	Specialty paper	185,000
Wickliffe, Kentucky	Coated, specialty and uncoated paper	285,000
Wisconsin Rapids, Wisconsin	Coated paper	560,000

Paper machines are large, complex systems that are most efficient when operated continuously. Paper machine production and yield decline when a machine is stopped for any reason. Therefore, we organize our manufacturing processes so that our paper machines and most of our paper coaters run almost continuously throughout the year. Some of our paper machines also offer the flexibility to change the type of paper produced on the machine, which allows easier matching of production schedules and seasonal and geographic demand swings.
The first step in the production of paper is to extract pulp fibers from wood. Pulp for groundwood and supercalendered paper is produced using a mechanical or thermo-mechanical process. Pulp for freesheet paper is produced by placing wood chips that are mixed with various chemicals into digester “cooking” vessels. The pulp is then washed and bleached. To turn the pulp into paper, it is processed through a paper machine. Hardwood and softwood pulp is blended based on the desired paper characteristics.
To produce coated paper, uncoated paper is put through a coating process. Our mills have both on-machine coaters, which are integrated with the paper machines, and separate off-machine coaters. After the coating process is complete, the coated paper is slit and wound into rolls to be sold to customers. We also have converting facilities at which we convert some of these rolls into sheets.
Paper production is energy intensive. During 2013, we produced approximately 54% of our energy requirements by means of biomass-related fuels, which included black liquor, wood waste and bark. We purchased other fuels from outside suppliers in order to generate energy, including natural gas, fuel oil, steam, petroleum coke, tire-derived fuel, and coal. A portion of our electricity is also purchased from outside suppliers. The majority of our coal needs are purchased under long-term supply contracts, while the other purchased fuels are priced at current market rates. We periodically enter into fixed-priced contracts or financial hedges for a portion of our estimated future natural gas requirements.

Our indirect wholly-owned subsidiary, Consolidated Water Power Company, or CWPCo, provides electrical energy to our mills in central Wisconsin. CWPCo has a Federal Energy Regulatory Commission ("FERC") license for 32.9 megawatts of generating capacity on 39 generators located in five hydroelectric plants on the Wisconsin River. CWPCo is a regulated public utility and also provides electricity to a small number of residential, light commercial, and light industrial customers.

Raw Materials and Suppliers
Pulp and wood fiber are the primary raw materials used in making paper. Pulp is the generic term that describes the cellulose fiber derived from wood. These fibers may be separated by mechanical, thermo-mechanical or chemical processes. The processes we use at our mills to produce pulp for freesheet paper involve removing the lignin, which binds the wood fibers, to leave cellulose fibers. We use most of our pulp production internally. We sell our excess pulp, which we refer to as market pulp, to third parties in the United States and internationally.
The primary sources of wood fiber are timber and its byproducts, such as wood chips. We are a party to various fiber supply agreements to supply our mills with hardwood, softwood, aspen pulpwood and wood chips. These agreements require the counterparty to sell to the mills, and require the mills to purchase, a designated minimum number of tons of pulpwood and wood chips. These agreements expire at various dates from March 31, 2014 to December 31, 2053. The aggregate annual purchase requirement under these agreements is approximately 2 million tons in 2014, approximately 1 million tons per year from 2015 to 2021 and approximately 150,000 tons in 2022. By 2022, all of the agreements terminate with the exception of an agreement supplying our Rumford, Maine, mill, which terminates in 2053. For all of the pulpwood agreements, we may purchase a substantial portion of any additional pulpwood harvested by the counterparty during each year. The prices to be paid under these agreements are determined by formulas based upon market prices in the relevant regions and are subject to periodic adjustments based on procedures stipulated in each agreement. The amount of timber we receive under these agreements has varied, and is expected to continue to vary, according to the price and supply of wood fiber for sale on the open market and the harvest levels the timberland owners deem appropriate in the management of the timberlands.
We seek to fulfill substantially all of our wood needs with timber that is harvested by professional loggers trained in certification programs that are designed to promote sustainable forestry. We do not knowingly accept wood from old growth forests, forests of exceptional conservation value or rainforests. We do not accept illegally harvested or stolen wood. We have formally notified our outside wood chip suppliers that we expect their wood supply will be produced by trained loggers in compliance with sustainable forestry principles. Our goal is to ensure that sustainable forestry-trained loggers are used to supply essentially all of the wood our mills require.
Chemicals used in the production of paper include latex and starch, which are used to affix coatings to paper; calcium carbonate, which brightens paper; titanium dioxide, which makes paper opaque; and other chemicals used to bleach or color paper. We purchase these chemicals from various suppliers. We believe that the loss of any one or any related group of chemical suppliers would not have a material adverse effect on our business, financial condition or results of operations.

Customers
We have long-standing relationships with many leading publishers, commercial printers, retailers and paper merchants. Our ten largest customers accounted for approximately half of our net sales for 2013.

Our key customers include Condé Nast Publications, The McGraw-Hill Companies, Meredith Corporation, Hearst Corporation, Rodale Inc. and Time Inc. in publishing; Quad/Graphics and R.R. Donnelley & Sons Company in commercial printing; Sears Holdings Corporation, Target Corporation and Williams-Sonoma, Inc. in retailing; and paper merchants Lindenmeyr, a division of Central National-Gottesman Inc., Unisource Worldwide, Inc. and xpedx, a division of International Paper Company. Key customers for specialty paper products include Avery Dennison Corporation and Fort Dearborn Company.

During 2013, xpedx and Unisource accounted for 13% and 12% of net sales. No other customer accounted for more than 10% of our 2013 net sales. On January 28, 2014, xpedx and Unisource announced that they had entered into an agreement to merge their businesses and that they expect the transaction to be completed in mid-2014 subject to certain closing conditions. We are unable to predict the impact the merger may have on our business.

Sales, Marketing and Distribution
We sell our paper products primarily in the United States and Canada, using three sales channels:

•	direct sales, which consist of sales made directly to end-use customers, primarily large companies such as publishers, printers and retailers;

•	merchant sales, which consist of sales made to paper merchants and brokers, who in turn sell to end-use customers or printers;

•	specialty sales, which consist of sales made to packaging and label manufacturers.
Across the three channels of our sales network, sales professionals are compensated with a salary and bonus plan. We seek to provide value-added services that meet the unique needs of each customer. These can include specialized products or services such as logistics or inventory programs.
We also seek to enhance efficiency of customer interactions through a variety of approaches, including enabling them to interact with us online, including planning, tracking and customer data exchange.
The locations of our paper mills and distribution centers are in close proximity to several major print markets, including New York, Chicago and Minneapolis, which affords us the ability to more quickly and cost-effectively deliver our products to those markets. We have major distribution facilities located in Bedford, Pennsylvania and Sauk Village, Illinois. In total, we own one warehouse and occupy space under service agreements in approximately 65 warehouses. Paper merchants also provide warehouse and distribution systems to service the needs of commercial print customers. We use third parties to ship our products by truck and rail. In addition, we utilize integrated tracking systems that track all of our products through the distribution process. Customers can access order tracking information over the internet. Most of our products are delivered directly to printers or converters, regardless of sales channel.

Competition
The global printing and writing paper industry is highly competitive on price, product availability, quality, customer service and distribution capabilities.
Manufacturers of coated paper in North America include Appleton Coated LLC, Catalyst Paper Corporation, Kruger Inc., Resolute Forest Products Inc., Sappi Limited, UPM-Kymmene OYJ, Verso Paper Corporation, and West Linn Paper Company among others. Other manufacturers import coated paper into North America from Europe, Korea, China and Indonesia. Manufacturers of supercalendered paper in North America include Catalyst Paper Corporation, Irving Paper Ltd., Port Hawkesbury LP, Resolute Forest Products Inc., and UPM-Kymmene Corporation. Other manufacturers import supercalendered paper into North America from Europe.
Competition in the specialty paper category is diverse and highly fragmented, varying by product end use. Primary manufacturers of specialty paper products are Dunn Paper Inc., Expera Specialty Solutions, Packaging Corporation of America, Twin Rivers Paper Company Corporation, UPM-Kymmene OYJ and Verso Paper Corporation.
In September 2009, NewPage, along with two other U.S. paper producers and the United Steelworkers Union, filed antidumping and countervailing duty petitions with the U.S. Department of Commerce and the U.S. International Trade Commission alleging that manufacturers of certain coated paper in China and Indonesia were dumping their products in the United States and that these manufacturers had been subsidized by their governments in violation of U.S. trade laws. In September 2010, the U.S. Department of Commerce announced final antidumping and countervailing duty margins, and on October 22, 2010, the International Trade Commission determined by unanimous vote that imports of coated paper from China and Indonesia threaten material injury to U.S. producers and workers. As a result of these decisions, the U.S. Department of Commerce imposed duties to offset the threat of dumping and government subsidies. These duties will remain in effect through October 2015, subject to appeals and annual administrative reviews.

Information Technology Systems
We use integrated information technology systems that help us manage our product pricing, customer order processing, customer billing, raw material purchasing, inventory management, production controls and shipping management, as well as our human resources management and financial management. Our information technology systems utilize principally third-party software.

Intellectual Property
In general, paper production does not rely on proprietary processes or formulas, except in highly specialized or custom grades. We hold foreign and domestic patents as a result of our research and product development efforts and also have the right to use certain other patents and inventions in connection with our business. We also own registered trademarks for some of our products. Although, in the aggregate, our patents and trademarks are important to our business, financial condition and results of operations, we believe that the loss of any one or any related group of intellectual property rights would not have a material adverse effect on our business, financial condition or results of operations.

Employees
As of December 31, 2013, we had approximately 5,600 employees. Approximately 70% of our employees were represented by labor unions, principally by the United Steelworkers; the International Brotherhood of Electrical Workers; the International Association of Machinists and Aerospace Workers; the United Association of Journeymen and Apprentices of the Plumbing and Pipefitting Industry; the Teamsters, Chauffeurs, Warehousemen and Helpers; and the Office & Professional Employees’ International Union.
We have 13 collective bargaining agreements, all of which were extended due to a master agreement with all unions effective with our emergence from bankruptcy. The first such contract is due to expire in 2016.

We have not experienced any work stoppages or employee-related problems that had a material effect on our operations over the last seven years. We consider our employee relations to be stable.

Environmental and Other Governmental Regulations
Our operations are subject to federal, state, and local environmental laws and regulations in the United States, such as the Federal Water Pollution Control Act of 1972, the Federal Clean Air Act, the Federal Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or CERCLA and regulations of the Federal Energy Regulatory Commission. Among the activities subject to environmental regulation are the emissions of air pollutants; discharges of wastewater and stormwater; generation, use, storage, treatment and disposal of, or exposure to, materials and waste; remediation of soil, surface water and ground water contamination; and liability for damages to natural resources. In addition, we are required to obtain and maintain various environmental permits and approvals in connection with our operations. Many environmental laws and regulations provide for substantial fines or penalties and criminal sanctions for failure to comply with orders and directives requiring that certain measures or actions be taken to address environmental issues.
Certain of these environmental laws, such as CERCLA and analogous state and foreign laws, provide for strict liability, and under certain circumstances joint and several liability, for investigation and remediation of releases of hazardous substances into the environment, including soil and groundwater. These laws may apply to properties presently or formerly owned or operated by or presently or formerly under the charge, management or control of an entity or its predecessors, as well as to conditions at properties at which wastes attributable to an entity or its predecessors were disposed. Under these environmental laws, a current or previous owner or operator of real property or a party formerly or previously in charge, management or control of real property, and parties that generate or transport hazardous substances that are disposed of at real property, may be held liable for the cost to investigate or clean up that real property and for related damages to natural resources.
We handle and dispose of wastes arising from our mill operations, including by the operation of a number of landfills. We may be subject to liability, including liability for investigation and cleanup costs, if contamination is discovered at one of these mills or landfills or at other locations where we have disposed of, or arranged for the disposal of, waste. While we believe, based upon current information, that we are in substantial compliance with applicable environmental laws and regulations, we could be subject to potentially significant fines or penalties for failing to comply with environmental laws and regulations.

Compliance with environmental laws and regulations is a factor in our business and may require significant capital or operating expenditures over time as evolving environmental laws or regulations, or interpretations, or changes in our operations require us to make significant additional expenditures. The U.S. Environmental Protection Agency (“EPA”) released a final rule in December 2012, which provides for new Industrial Boiler Maximum Achievable Control Technology (or Boiler MACT) standards to regulate emissions of hazardous air pollutants. The rule imposes new emission limits for solid fuel-fired boilers. We may be required to make significant capital expenditures on emission control equipment at our mills to comply with the rule. In addition, our mills would likely incur increased operating expenses associated with compliance and operation of the new control equipment. We are working to complete an evaluation of the rule as applicable to our mills. In December 2012, the EPA issued a companion rule to the Boiler MACT rule that defines materials combusted as either fuels or waste. A unit combusting materials defined to be waste will be classified as an incinerator and will be subject to EPA rules addressing incinerators. Our units had not previously been subject to the incinerator standards. If some of the materials we currently burn are determined to be waste, capital expenditures may be incurred for new control equipment or increased operating expenses to replace these materials with higher-cost fuels.
We currently expect required capital expenditures in the aggregate of between $50 million and $75 million will be incurred from now through 2016 in advance of the 2016 compliance date for Boiler MACT. Also, we incurred $3 million of capital expenditures in 2013 to maintain compliance with current applicable environmental laws and regulations and other regulatory requirements. We expect to incur capital expenditures of approximately $3 million in 2014 in order to maintain compliance with current applicable environmental laws and regulations. We anticipate that environmental compliance will continue to require increased capital expenditures over time due to evolving environmental law, regulation and interpretations and changes in our operations.
Our operations also are subject to a variety of worker safety laws in the United States. The Occupational Safety and Health Act, U.S. Department of Labor Occupational Safety and Health Administration regulations and analogous state regulations mandate general requirements for safe workplaces for all employees. We believe that we are operating in material compliance with applicable employee health and safety laws.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available without charge on our website, www.newpagecorp.com, as soon as is reasonably practicable after they are filed or furnished electronically with the SEC. We will also provide a free copy of any of our filed documents upon written request to: General Counsel, NewPage Holdings Inc., 8540 Gander Creek Drive, Miamisburg, Ohio 45342.

The public may read and copy any materials we file with the Securities and Exchange Commission ("SEC") at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).

ITEM 1A.    RISK FACTORS
The risks discussed below, any of which could materially affect our business, financial condition or results of operations, are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition or results of operations.
Risks relating to the Merger
Because the new first lien notes are valued at face value upon issuance but could trade at, above, or below par value at the closing, NewPage Holdings stockholders cannot be sure of the precise value of the transaction consideration they will receive.
Under the terms of the Merger Agreement, stockholders of NewPage Holdings will receive, among other forms of consideration, $650 million aggregate principal amount of Verso's new 11.75% first lien notes to be issued at closing. The market value of the new first lien notes is subject to market conditions and fluctuations and could decrease post-closing if, among other reasons, Verso and its subsidiaries (including our current operations) perform poorly, fail to achieve synergies from the Merger or become insolvent, or if Verso incurs incremental debt that ranks pari passu with the new first lien notes to the extent permitted under its debt instruments. Additionally, sales of Verso’s existing first lien notes after the completion of the transaction may cause the market price of Verso’s existing first lien notes and the new first lien notes to fall. Although Verso’s controlling stockholder will be subject to a lock-up agreement that will restrict it from buying or selling any existing debt or equity securities of Verso during the period between signing and closing, thereafter Verso’s controlling stockholder will be free to sell its existing first lien notes, which could depress the market price of the new first lien notes, and other holders of Verso’s debt and equity securities will not be subject to any lock-up agreement in connection with the transaction. In light of these uncertainties, NewPage Holdings stockholders will not be able to calculate the precise value of the consideration that they will receive upon completion of the Merger. Many of these factors, moreover, are largely beyond the parties’ control and could negatively impact the value of the consideration NewPage Holdings stockholders will receive.
Because the Verso common stock is subject to market fluctuations, NewPage Holdings stockholders cannot be sure of the precise value of the transaction consideration they will receive.
Verso common stock is currently listed and traded on the NYSE and is subject to market price fluctuations common to all publicly-traded securities. The price of the Verso common stock may be volatile and subject to wide fluctuations, and the trading volume of Verso common stock may fluctuate and cause significant price variations to occur. In addition, the stock market in general can experience considerable price and volume fluctuations that may be unrelated to the combined company’s operating performance. Some of the factors that could cause fluctuations in the stock price or trading volume of the Verso common stock include:

•	General market and economic conditions, including market conditions in the pulp, paper and packaging industries;

•	Actual or expected variations in quarterly results of operations;

•	Differences between actual results of operations and those expected by investors and securities analysts;

•	Changes in recommendations by securities analysts;

•	Operations and stock performance of industry participants;

•	Changes in Verso’s capital structure;

•	Accounting charges, including charges relating to the impairment of long-lived assets, including goodwill;

•	Significant acquisitions or strategic alliances by the combined company or by competitors;

•	Sales of Verso Common Stock, including sales by Verso’s directors and officers or significant investors;

•	Historical light trading volume with respect to Verso common stock;

•	Recruitment or departure of key personnel; and

•	Early termination of client or supplier agreements or loss of clients or relationships with suppliers.

Additionally, a substantial number of shares, relative to the total shares of Verso common stock held by the public, of Verso common stock will be held by a small number of stockholders, including Verso's controlling stockholder. A decision by one or more of these stockholders to sell or potentially sell a substantial number of shares of Verso common stock in the public market could depress the market price of Verso common stock and could impair the ability of the combined company to raise capital through the sale of additional securities. Although Verso’s controlling stockholder will be subject to a lock-up agreement that will restrict it from buying or selling any existing debt or equity securities of Verso during the period between signing and closing, thereafter Verso’s controlling stockholder will be free to sell its shares of Verso common stock, which could depress the market price of Verso common stock, and other holders of Verso’s debt and equity securities will not be subject to any lock-up agreement in connection with the Merger. In light of these uncertainties, NewPage Holdings stockholders will not be able to calculate the precise value of the consideration that they will receive upon completion of the Merger.
NewPage Holdings stockholders will have a reduced ownership and voting interest in Verso after the Merger relative to their current ownership and voting interest in NewPage Holdings and, as a result, will be able to exert less influence over management.
Following the Merger, each NewPage Holdings stockholder will become a stockholder of Verso with a percentage ownership of Verso after the Merger that is smaller than the stockholder’s percentage ownership of NewPage Holdings. It is expected that the former stockholders of NewPage Holdings as a group will own approximately 17% of the outstanding shares of Verso common stock immediately after the completion of the Merger. Accordingly, NewPage Holdings stockholders will have substantially less influence on the management and policies of Verso after the Merger than they now have with respect to the management and policies of NewPage Holdings.
The announcement and pendency of the transaction could have an adverse effect on NewPage Holdings' businesses, financial conditions, results of operations or business prospects.
The Merger Agreement restricts NewPage Holdings from taking certain specified actions without Verso’s consent while the transaction is pending, which could be for longer than one year from the signing date. These restrictions, combined with the additional $250 million of debt that NewPage Holdings has incurred prior to the closing in connection with the New Term Loan Facility (defined in Note 19 to the consolidated financial statements), may prevent NewPage Holdings from pursuing otherwise attractive business opportunities or other capital structure alternatives and making other changes to its business prior to the closing of the transaction. In addition, the announcement and pendency of the transaction could have an adverse effect on NewPage Holdings' ability to retain, recruit and motivate key personnel and could impact NewPage Holdings' relationships with its customers and suppliers.
NewPage Holdings executive officers and directors have financial interests in the Merger that may be different from, or in addition to, the interests of NewPage Holdings stockholders.
Some of the directors and executive officers of NewPage Holdings have interests in the Merger that are different from, or are in addition to, the interests of NewPage Holdings' stockholders generally. These interests may create potential conflicts of interest. These interests may include positions as directors of the combined company, potential payment or accelerated vesting of or distribution of rights or benefits under certain of their respective compensation and benefit plans as a result of the Merger, potential severance and other benefit payments in the event of termination of employment in connection with the Merger, and the right to continued indemnification and insurance coverage by the combined company for acts or omissions occurring prior to the closing of the Merger.
The parties may be unable to satisfy the conditions to the completion of the Merger and the Merger may not be completed.
The closing of the transaction is subject to the satisfaction or waiver of a number of conditions, many of which are beyond the control of NewPage Holdings and some beyond the control of both Verso and NewPage Holdings. Completion of the Merger is conditioned on, among other conditions, the adoption of the Merger Agreement and approval of the Merger by holders of at least a majority of NewPage Holdings' outstanding common stock entitled to vote thereon, approval of the issuance of shares of Verso common stock by holders of at least a majority of Verso’s outstanding common stock entitled to vote thereon, the expiration or termination of the applicable waiting period under the HSR Act and receipt of other regulatory approvals, the absence of any injunction or judgment that prohibits the completion of the Merger and the completion of the exchange offers and consent solicitations. Each party’s obligation to close the Merger is also subject to, among other conditions, the accuracy of the representations and warranties of the other party in the Merger Agreement (subject to certain specified standards of materiality), the compliance in all material respects with covenants of the other party in the Merger Agreement and the absence of a material adverse effect on the other party. These and other conditions to the completion of the Merger may fail to be satisfied, and satisfying the conditions to and completion of the Merger may take longer, and could cost more, than Verso and NewPage Holdings expect.
In addition, under certain circumstances, either NewPage Holdings or Verso may terminate the Merger Agreement if the acquisition has not closed on or prior to December 31, 2014, unless extended pursuant to the Merger Agreement.
The failure to obtain required regulatory approvals in a timely manner or any materially burdensome conditions contained in any regulatory approvals could delay or prevent completion of the Merger and diminish the anticipated benefits of the Merger.
Completion of the Merger is conditional upon the receipt of certain regulatory approvals, including, but not limited to, the expiration or termination of the applicable waiting periods under the HSR Act, and approval by the Public Service Commission of Wisconsin (the “PSCW”) and the FERC.
Verso and NewPage Holdings will file required antitrust documents relating to the Merger under the HSR Act with the Federal Trade Commission (the “FTC”) and the Department of Justice (the “DOJ”), and applicable applications with the PSCW and FERC. Although Verso and NewPage Holdings have agreed in the Merger Agreement to use their reasonable best efforts to obtain the requisite regulatory approvals, there can be no assurance that these approvals will be obtained in a timely manner, or at all. The requirement to receive these approvals before the closing of the Merger could delay the consummation of the Merger. In addition, at any time before or after completion of the Merger, the DOJ, the FTC, the PSCW, FERC or any state or other non-U.S. competition authority could take such action under applicable laws as it deems necessary or desirable in the public interest, including seeking to enjoin completion of the Merger, rescind the Merger or seek divestiture of particular assets of Verso or NewPage Holdings.

Any delay in completing the Merger, or any additional conditions imposed in order to complete the Merger, may adversely affect the synergies and other benefits that Verso expects to achieve if the Merger and the integration of the companies’ respective businesses are completed within the expected timeframe and could result in additional transaction costs, loss of revenue or other effects associated with uncertainty about the transaction. Any uncertainty over the ability to complete the Merger could make it more difficult for Verso to retain key employees or to pursue business strategies. Similarly, the governmental authorities from which these approvals are required may impose conditions on the completion of the Merger or require changes to the terms of the Merger. Additionally, if Verso is required to take any action to resolve an antitrust challenge that would reasonably be expected to materially affect the business, it will not be obligated to close the Merger, or, if Verso remains required to complete the Merger, the business and results of Verso’s operations may be adversely affected. All of these factors could adversely affect the nature of the merger consideration received by NewPage Holdings stockholders upon completion of the Merger.
The closing of the transaction is subject to the completion of the exchange offers and consent solicitations.
If Verso is not able to complete the exchange offers and consent solicitations with respect to its outstanding fixed-rate second lien notes and subordinated notes, the Merger may not close. The willingness of the holders of outstanding fixed-rate second lien notes and subordinated notes to reduce the aggregate principal amount of outstanding fixed-rate second-lien notes and subordinated notes in the exchange offers may depend in part on the holders’ assessment of the impact of the completion of the Merger on the trading value of the outstanding fixed-rate second lien notes and subordinated notes.
On January 28, 2014, Verso sent a letter to our board of directors informing us of Verso's concern about its ability to consummate the exchange offers and consent solicitations as required under the Merger Agreement and thus its ability to close the Merger. On February 21, 2014, Verso extended the expiration date for the exchange offers and consent solicitation for a third time.
Certain NewPage Holdings stockholders may exercise appraisal rights under Section 262 of the DGCL, and if appraisal rights are exercised with respect to more than 7% of shares of NewPage Holdings common equity, the transaction may not close. If there are NewPage Holdings stockholders that successfully exercise their appraisal rights, the surviving corporation will be responsible for the resulting cash payment obligation.
Although NewPage Holdings stockholders who own approximately 61% of the voting power of NewPage Holdings common stock have entered into the Support Agreements with NewPage Holdings and Verso agreeing to waive their appraisal rights, under the Merger Agreement, the closing of the Merger is subject to the condition that NewPage Holdings stockholders who have not voted in favor of the Merger, have properly exercised their appraisal rights under Delaware law and who have not withdrawn their request for appraisal rights, shall not hold more than 7% of NewPage Holdings' then issued and outstanding common stock.
Additionally, if there are NewPage Holdings stockholders who exercise their appraisal rights and complete the process required by the DGCL, the surviving company will be obligated to pay such stockholders the pre-merger cash value of their NewPage Holdings stock as determined by the Delaware Court of Chancery.

NewPage Holdings must obtain approval of its stockholders to consummate the Merger, which, if delayed or not obtained, may jeopardize or delay the consummation of the Merger.
If NewPage Holdings does not obtain the approval of at least a majority of the outstanding shares of NewPage Holdings common stock entitled to vote on the Merger, neither party is obligated to close. Although NewPage Holdings stockholders who own approximately 61% of the voting power of NewPage Holdings common stock have entered into the Support Agreements with NewPage Holdings and Verso agreeing to vote their shares of NewPage Holdings common stock or execute a written consent in favor of the adoption and approval of the Merger Agreement, there is no assurance that all of the NewPage Holdings stockholders who have signed the Support Agreements will perform the undertakings agreed therein. If one or more of such stockholders breach their Support Agreements, there is no assurance that litigation will result in a grant of specific performance of the undertakings under the Support Agreements, and such breach or litigation could also jeopardize or delay the consummation of the Merger for a significant period of time or prevent it from occurring.
Failure to complete the Merger could negatively impact the future business and financial results of NewPage Holdings and its value as a standalone company.
If the Merger is not completed for any reason, the ongoing business of NewPage Holdings may be adversely affected and, without realizing any of the benefits of having completed the Merger, NewPage Holdings will be subject to a number of risks, including, but not limited to, the following:

•	NewPage Holdings may be required to pay Verso a termination fee of $27 million if the Merger Agreement is terminated under certain circumstances;

•	NewPage Holdings may be required to pay certain costs relating to the Merger, even if the Merger is completed, such as legal, accounting, financial advisor, consultant and printing fees;

•
under the Merger Agreement, NewPage Holdings is subject to certain restrictions on the conduct of its business prior to completing the Merger, which may affect its ability to execute certain of its business strategies; and

•
matters relating to the Merger (including integration planning) may require substantial commitments of time and resources by NewPage Holdings management, whether or not the transaction is completed, which could otherwise have been devoted to other opportunities that may have been beneficial to NewPage Holdings as an independent company.

These factors could affect the prospects of NewPage Holdings as a standalone entity, demand for NewPage Holdings common stock and the valuation of NewPage Holdings as a standalone entity.
The Merger Agreement contains provisions that limit NewPage Holdings' ability to pursue alternatives to the Merger, which could discourage a potential acquirer of NewPage Holdings from making an alternative transaction proposal or could result in a competing proposal being at a lower price than it might otherwise be and, in certain circumstances, could require NewPage Holdings to pay Verso a significant termination fee.
The Merger Agreement contains provisions that make it more difficult for NewPage Holdings to sell its business to a party other than Verso. These provisions include the general prohibition on NewPage Holdings taking certain actions that might lead to or otherwise facilitate a proposal by a third party for an alternative transaction and the requirement that NewPage Holdings pay Verso a termination fee of $27 million if the Merger Agreement is terminated in specified circumstances, including if the Merger Agreement is terminated as a result of NewPage Holdings' entering into an agreement for an alternative transaction.
These provisions might discourage a third party that might have an interest in acquiring all or a significant part of the stock, properties or assets of NewPage Holdings from considering or proposing that acquisition, even if that party were prepared to pay consideration with a higher per share value than the current proposed transaction consideration.
If the Merger Agreement were to be terminated, the failure of the Merger could have an adverse effect on NewPage Holdings' ability to conduct a successful initial public offering.
Pursuant to Section 7.1(a) of the Stockholders Agreement, NewPage Holdings is required to file, and thereafter to use its best efforts to cause to be declared effective as promptly as practicable, a registration statement on Form S-1 with a view towards completing an initial public offering of its common stock prior to or on December 21, 2014. During the pendency of the Merger, NewPage Holdings' board of directors and management will not devote significant resources or attention to evaluating the alternative of operating NewPage Holdings on a standalone basis with the view towards consummating an initial public offering of NewPage Holdings' common stock in the near future. Pendency of the Merger could significantly distract management and employees from operating NewPage Holdings' business and could adversely affect business performance and the ability to identify and pursue other opportunities that may have been beneficial to NewPage Holdings as an independent company. Additionally, a failed merger could adversely affect both prospects of an initial public offering and subsequent trading value of the shares of NewPage Holdings common stock.
NewPage has replaced its existing credit facilities with the new facilities contemplated by the Merger Agreement which remain with NewPage even if the Merger does not close.
The terms and conditions of the New Term Loan Facility and New ABL Facility (defined in Note 19 to the consolidated financial statements) are less favorable to NewPage than its prior facilities and could be less favorable to NewPage than other facilities that NewPage may have been able to obtain if NewPage were seeking replacement facilities in the absence of the transaction, and it may not be possible for NewPage to replace the New Term Loan Facility or New ABL Facility in a cost effective manner if the Merger does not close. As a result of the replacement of NewPage's former $500 million term loan with the New Term Loan Facility, NewPage has an increased debt level, which could make it more difficult or expensive to obtain any necessary future financing for capital expenditures or other purposes. Although the definitive documentation with respect to the New Term Loan Facility permits NewPage to refinance the New Term Loan Facility under certain circumstances with (a) one or more new term facilities or (b) one or more additional series of senior unsecured notes or loans or senior secured notes, in the event that NewPage wishes to refinance the New Term Loan Facility, it might not be able to obtain refinancing indebtedness on favorable terms or at all, and NewPage will have already paid the fees associated with the incurrence of the New Term Loan Facility. Additionally, any such refinancing occurring more than 30 calendar days after the termination of the Merger Agreement in accordance with its terms and prior to the three year anniversary of the New Term Loan Facility may be subject to a prepayment premium if the refinancing results in a lower yield than under the existing New Term Loan Facility.

If the Merger Agreement is terminated, NewPage Holdings' ability to seek money damages from Verso is limited to $27 million.
NewPage Holdings and Verso can seek money damages from each other only up to an aggregate amount of $27 million (which may not be paid in addition to a termination fee) under the Merger Agreement and certain related transaction agreements and only if (a) the Merger Agreement has been terminated and (b) the other party’s breach of the Merger Agreement was willful and material. Therefore, if Verso willfully and materially breaches the Merger Agreement or the other transaction agreements in a way that causes NewPage to incur more than $27 million of losses (including potentially by refusing to consummate the transaction when Verso would otherwise be required to do so), NewPage will not be able to recover the full amount of its losses. Additionally, neither party may seek money damages if the other party’s breach was not willful and material, even if the non-breaching party incurs substantial losses as a result of the breach.
NewPage Holdings will incur significant costs in connection with the Merger and the integration of Verso and NewPage Holdings into a combined company, including legal, accounting, financial advisory and other costs.
NewPage Holdings will incur, and expects to continue to incur, significant costs in connection with the Merger. Unanticipated costs, or the failure to achieve expected synergies, may have an adverse impact on the results of operations of the combined company following the completion of the Merger.
The integration process will be complex, costly and time-consuming, and there can be no assurance that Verso will be successful in the integration efforts.
If NewPage Holdings fails to obtain all required consents and waivers, third parties may terminate or alter existing contracts.
Certain agreements with suppliers, customers, licensors or other business partners may require NewPage Holdings to obtain the approval or waiver of these other parties in connection with the Merger. NewPage Holdings has agreed to use reasonable best efforts to secure the necessary approvals and waivers. However, there is no assurance that NewPage Holdings will be able to obtain all of the necessary approvals and waivers, and failure to do so could have a material adverse effect on Verso’s business after the Merger.
Additionally, under certain agreements, the Merger will constitute a change in control, and, therefore, the counterparty may exercise certain rights under the agreement upon the closing of the Merger. Certain NewPage Holdings servicing contracts, leases and debt obligations have agreements subject to such provisions. Any such counterparty may request modifications of their respective agreements as a condition to granting a waiver or consent under their agreement. There is no assurance that such counterparties will not exercise their rights under the agreements, including termination rights where available, that the exercise of any such rights will not result in a material adverse effect or that any modifications of such agreements will not result in a material adverse effect.
Certain financial forecasts considered by NewPage Holdings and its advisors in connection with the Merger may not be realized, which may adversely affect the market price of Verso's new first lien notes and common stock following the consummation of the Merger.
In their deliberations relating to the Merger, the board of NewPage Holdings and its financial advisor considered, among other things, certain financial forecasts prepared by, or as directed by, Verso and

NewPage Holdings. None of these financial forecasts were prepared with a view towards public disclosure or compliance with the published guidelines of the SEC or the American Institute of Certified Public Accountants regarding projections and forecasts. The financial forecasts are inherently based on various estimates and assumptions that are subject to the judgment of those preparing them and are also subject to significant economic, competitive, industry and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of Verso and NewPage Holdings. Accordingly, there can be no assurance that NewPage Holdings' financial condition or results of operations will not be significantly worse than those set forth in such forecasts.
Business Risks
Demand for our printing and writing paper products may be adversely affected by general economic events and developments in alternative media.
General economic conditions and shifting consumer preferences have had an adverse effect on the demand for our products since 2008. Demand for certain grades of North American printing and writing paper is driven by spending on catalog and promotional materials by retailers and spending on magazine advertising, which affects the number of printed pages in magazines. Starting in the second half of 2008, advertising and print media usage declined due to general economic conditions, as advertisers reduced spending on print advertising and publications ceased operations. Although advertising and print media usage began to increase during the second half of 2010 and initial months of 2011, demand began to decline later in 2011 and continued into 2013 due to lower advertising spend in an uncertain economy, coupled with a shift to electronic media (both content and advertising). This downward trend is projected to continue. The combination of decreasing demand and capacity actions taken in North America at a rate that does not match the demand decline resulted in flat or declining pricing in 2013. Capacity and demand imbalances will continue to have the potential to have a material adverse effect on our business, financial condition, and results of operations.
Our business may be adversely affected by various operating factors and general economic conditions.
Our business is sensitive to a number of economic conditions and other factors such as: (i) the price of raw materials; (ii) the price of electricity; (iii) foreign imports of competing products; (iv) the demand for printing and writing paper; and (v) other economic conditions that may affect demand for our other products. Any one or more of these economic conditions can affect our sales, operating costs, and other aspects of our business.
Changes in the general business and economic conditions in the North American paper industry may negatively affect earnings and sales growth. General economic changes and changes in technology may also affect the demand for, among other things, advertising spending and magazine/catalog circulation, which could affect sales and earnings.
Our ability to achieve profitability may be affected by, among other things: (i) the demand for paper products produced by us; (ii) the number of foreign imports of paper products; (iii) advertising spending; (iv) magazine/catalog circulation; (v) increased use of electronic readers and other devices; (vi) postal rates; (vii) the cost of raw materials; (viii) energy costs; (ix) fuel costs; and (x) chemical costs.
We depend on a small number of customers for a significant portion of our business.
Our two largest customers, xpedx, a division of International Paper Company, and Unisource Worldwide, Inc. accounted for 13% and 12% of 2013 net sales. Our ten largest customers (including xpedx and

Unisource) accounted for approximately 52% of 2013 net sales. The loss of, or significant reduction in orders from, any of these customers could have a material adverse effect on our business, financial condition and results of operations, as could significant customer disputes regarding shipments, price, quality or other matters.
On January 28, 2014, xpedx and Unisource announced that they had entered into an agreement to merge their businesses and that they expect the transaction to be completed in mid-2014 subject to certain closing conditions. We are unable to predict the impact the merger may have on our business.

Furthermore, we extend trade credit to certain of our customers to facilitate the purchase of our products and rely on their creditworthiness and ability to obtain credit from lenders. Accordingly, a bankruptcy or a significant deterioration in the financial condition of any of our significant customers could have a material adverse effect on our business, financial condition and results of operations, due to a reduction in purchases, a longer collection cycle or an inability to collect accounts receivable.
If we are unable to obtain raw materials, including petroleum-based chemicals, at favorable prices, or at all, it could adversely affect our business, financial condition and results of operations.
We have no significant timber holdings and purchase wood, as well as chemicals and other raw materials, from third parties. We may experience shortages of raw materials or be forced to seek alternative sources of supply. If we are forced to seek alternative sources of supply, we may not be able to do so on terms as favorable as our current terms or at all. In addition, chemical suppliers that use petroleum-based products in the manufacture of their chemicals may, due to a supply shortage, ration the amount of chemicals available to us or we may not be able to obtain the chemicals we need at favorable prices, if at all. Chemical suppliers also may be adversely affected by, among other things, hurricanes and other natural disasters. Certain specialty chemicals that we purchase are available only from a small number of suppliers. We may experience additional cost pressures if merger and acquisition activity occurs among our major chemical suppliers. If any of our major chemical suppliers were to cease operations or cease doing business with us, we may be unable to obtain these chemicals at favorable prices, if at all.
In addition, wood prices are dictated largely by demand. The primary source for wood fiber is timber. Environmental litigation and regulatory developments have caused, and may cause in the future, significant reductions in the amount of timber available for commercial harvest in Canada and the United States. In addition, future domestic or foreign legislation, litigation advanced by aboriginal groups, litigation concerning the use of timberlands, the protection of threatened or endangered species, the promotion of forest biodiversity and the response to and prevention of catastrophic wildfires and campaigns or other measures by environmental activists could also affect timber supplies. Availability of harvested timber may further be limited by factors such as fire and fire prevention, insect infestation, disease, ice and wind storms, drought, floods and other natural and man-made causes, thereby reducing supply and increasing prices. We buy wood chips from lumber producers as a byproduct of their lumber production. Declines in their business conditions could affect the availability and price of wood chips.
Any disruption in the supply of chemicals, wood or other inputs could affect our ability to meet customer demand in a timely manner and could harm our reputation. As we have limited ability to pass through increases in our costs to our customers absent increases in market prices for our products, material increases in the cost of our raw materials could have a material adverse effect on our business, financial condition and results of operations.

Rising energy prices or supply shortages could adversely affect our business, financial condition and results of operations.
Although a significant portion of our energy requirements is satisfied by steam produced as a byproduct of our manufacturing process, we purchase natural gas, coal and electricity to run our mills. Overall, we expect crude oil and energy costs to remain volatile for the foreseeable future. Any significant energy shortage or significant increase in our energy costs in circumstances where we cannot raise the price of our products due to market conditions could have a material adverse effect on our business, financial condition and results of operations. Furthermore, we are required to post letters of credit or other financial assurance obligations with certain of our energy and other suppliers, which could limit our financial flexibility. Additionally, we have experienced some fuel surcharges (primarily diesel fuel) by suppliers, distributors and freight carriers. If suppliers, distributors or freight carriers impose or increase fuel surcharges, and we are not able to pass these costs through to our customers, they could have a material adverse effect on our business, financial condition and results of operations.
In addition, an outbreak or escalation of hostilities between the United States and any foreign power and, in particular, events in the Middle East, or weather events such as hurricanes, could result in a real or perceived shortage of oil or natural gas, which could result in an increase in energy or chemical prices.
We are involved in continuous manufacturing processes with a high degree of fixed costs. Any interruption in the operations of our manufacturing facilities could adversely affect our operating performance.
We seek to run our paper machines and pulp mills on a nearly continuous basis for maximum efficiency. Any unplanned plant downtime at any of our paper mills results in unabsorbed fixed costs that negatively affect our results of operations. Due to the extreme operating conditions inherent in some of our manufacturing processes, we may incur unplanned business interruptions from time to time and, as a result, we may not generate sufficient cash flow to satisfy our operational needs. In addition, many of the geographic areas where our production is located and where we conduct our business may be affected by natural disasters, including snow storms, tornadoes, forest fires and flooding. These natural disasters could disrupt the operation of our mills or delivery of our products, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, during periods of weak demand for paper products or periods of rising costs, we may need to schedule market-related downtime, which could have a material adverse effect on our financial condition and results of operations.
Our operations require substantial ongoing capital expenditures, and we may not have adequate capital resources to fund all of our required capital expenditures, which could adversely affect our results of operations.
Our business is capital intensive, and we incur capital expenditures on an ongoing basis to maintain our equipment and comply with environmental laws and regulations, as well as to enhance the efficiency of our operations. We expect to spend approximately $75 million in 2014 on capital expenditures. We anticipate that cash generated from operations will be sufficient to fund our operating needs and capital expenditures for the foreseeable future, although working capital may be funded seasonally through our revolving credit facility. If we require additional funds to fund our capital expenditures, however, we may not be able to obtain them on favorable terms, or at all. If we cannot maintain or upgrade our facilities and equipment as we require or to ensure environmental compliance, it could have a material adverse effect on our business, financial condition and results of operations.

The failure of our information technology and other business support systems could have a material adverse effect on our business, financial condition and results of operations.
Our ability to effectively monitor and control our operations depends to a large extent on the proper functioning of our information technology and other business support systems. If our information technology and other business support systems were to fail, it could have a material adverse effect on our business, financial condition and results of operations.
We depend on third parties for certain transportation services who could take actions that increase our costs or negatively impact our ability to manufacture or deliver our products, which could adversely affect our results of operations.
We rely primarily on third parties for transportation of our products to our customers and transportation of our raw materials to us, in particular, by train and truck. If any of our third-party transportation providers fail to deliver our products in a timely manner, we may be unable to sell them at full value. Similarly, if any of our transportation providers fail to deliver raw materials to us in a timely manner, we may be unable to manufacture our products on a timely basis. Shipments of products and raw materials may be delayed due to weather conditions, labor strikes or other events. Any failure of a third-party transportation provider to deliver raw materials or products in a timely manner could harm our reputation, negatively affect our customer relationships and have a material adverse effect on our business, financial condition and results of operations. In addition, our ability to deliver our products on a timely basis could be adversely affected by the lack of adequate availability of transportation services, especially rail capacity, whether because of work stoppages, weather conditions or otherwise. Additionally, we have experienced some fuel surcharges (primarily diesel fuel) by suppliers, distributors and freight carriers. If suppliers, distributors or freight carriers impose or increase fuel surcharges, and we are not able to pass these costs through to our customers, they could have a material adverse effect on our business, financial condition and results of operations.
We are subject to various regulations that could impose substantial costs upon us and may adversely affect our operating performance.
Our operations are subject to a wide range of federal, state and local general and industry-specific environmental, health and safety laws and regulations, including those relating to air emissions, wastewater discharges, solid and hazardous waste management and disposal and site remediation. Compliance with these laws and regulations is a factor in our business and we may be subject to increased scrutiny and enforcement actions by regulators. We have made, and will continue to make, significant expenditures to comply with these requirements. Significant expenditures also could be required for compliance with any future laws or regulations relating to climate change, greenhouse gas emissions, cap-and-trade or other emissions. In addition, we handle and dispose of wastes arising from our mill operations and operate a number of landfills to handle that waste. We could be subject to potentially significant fines, penalties or criminal sanctions for failure to comply with applicable environmental health and safety laws, regulations and permits.
Our business may suffer if we do not retain our senior management through the completion of the announced merger.
We depend on our senior management. The loss of services of members of our senior management team prior to the completion of the announced merger, could adversely affect our business until suitable replacements can be found. There may be a limited number of persons with the requisite skills to serve in these positions and we may be unable to locate or employ qualified personnel on acceptable terms.

A large percentage of our employees are unionized. Wage increases or work stoppages by our unionized employees may have a material adverse effect on our business, financial condition and results of operations.
We may become subject to material cost increases or additional work rules imposed by agreements with labor unions. This could increase expenses in absolute terms and as a percentage of net sales. In addition, work stoppages or other labor disturbances may occur in the future. Any of these factors could negatively affect our business, financial condition and results of operations.
Rising postal costs and reductions in delivery frequency could weaken demand for our paper products.
A significant portion of our paper is used in periodicals, catalogs, fliers and other promotional materials. Many of these materials are distributed through the mail. Increases in the cost of postage or reduction in service dates could reduce the frequency of mailings, reduce the number of pages in advertising materials or cause advertisers to use alternate non-print methods to distribute their advertising materials. Any of the foregoing could decrease the demand for our products, which could materially adversely affect our business, financial condition and results of operations.
Substantially all of our debt bears interest at variable rates. If market interest rates increase, it could adversely affect our cash flow or the amount of our cash interest payments.
As of February 11, 2014, the date of our refinancing, we had $750 million of indebtedness consisting of borrowings that bear interest at variable rates. If market interest rates increase, variable-rate debt will have higher debt service requirements, which would adversely affect our cash flow. As of February 11, 2014, the weighted average interest rate was 8.25% on our $750 million New Term Loan Facility (described in greater detail in Note 19 to the consolidated financial statements). The New Term Loan Facility has a LIBOR floor of 1.25%. Each one-eighth percentage-point change in LIBOR above the floor would result in a $0.9 million change in annual interest expense on the New Term Loan Facility. There is no LIBOR floor on the New ABL Facility (described in greater detail in Note 19 to the consolidated financial statements). Assuming the entire New ABL Facility was drawn a one-eighth percentage point change in LIBOR would result in a $0.4 million change in interest expense on the New ABL Facility. In each case, these impacts are without taking into account any interest rate derivative agreements. While we may from time-to-time enter into agreements limiting our exposure to higher market interest rates, these agreements may not offer complete protection from this risk.

Lenders under our New ABL Facility and any replacements may not fund their commitments.
Under the credit agreement governing our New ABL Facility, if a lender’s commitment is not honored, that portion of the lender’s commitment under the facility will be unavailable to the extent that the lender’s commitment is not replaced by a new commitment from an alternate lender.
Lenders under our New ABL Facility are well-diversified. We currently anticipate that these lenders will participate in future requests for funding under the facility. However, there can be no assurance that deterioration in the credit markets and overall economy will not affect the ability of our lenders to meet their funding commitments. Additionally, our lenders have the ability to transfer their commitments to other institutions, and the risk that committed funds may not be available under distressed market conditions could be exacerbated to the extent that consolidation of the commitments under our facilities or among its lenders were to occur.

The credit agreements and any replacements that govern our New ABL Facility and our New Term Loan Facility may restrict our ability to respond to changes or to take certain actions.
The credit agreements that govern our New ABL Facility and our New Term Loan Facility contain a number of restrictive covenants that impose operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests, including, among other things, restrictions on our ability to: incur or repay additional indebtedness, including sale and leaseback transactions and capital leases; incur liens; pay dividends or make certain restricted payments; prepay, redeem or repurchase certain indebtedness; make investments; enter into mergers, consolidations or asset dispositions; and engage in transactions with affiliates. In addition, the credit agreement that governs our New ABL Facility requires us to conditionally maintain a minimum fixed charge coverage ratio.
Absence of trading market for NewPage Holdings common stock.
Our common stock is not listed on any national securities exchange or other established public trading market. If a holder of our common stock is able to sell it in the future, the sale must qualify for an available exemption from registration under the Securities Act and under equivalent state securities or “blue sky” laws.
Certain liabilities were not fully extinguished as a result of our emergence from the Chapter 11 Proceedings.
While most of our existing liabilities were discharged upon emergence from the Chapter 11 Proceedings, a number of obligations remain. Various agreements and liabilities remain in place, such as certain employee benefit and pension obligations, and other contracts that, even if modified during the Chapter 11 Proceedings, still subject us to substantial obligations and liabilities.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.    PROPERTIES
Our corporate headquarters is located in Miamisburg, Ohio. We own the mills where we produce our paper products and own the converting facilities where we convert rolls of paper to sheets. We believe that we have sufficient capacity at our manufacturing facilities to meet our production needs for the foreseeable future. In addition, we lease space or have third-party arrangements to utilize space in approximately 65 warehouse facilities. All of our owned facilities (except those owned by CWPCo) are pledged as collateral under our debt agreements. The following table lists the purpose of each of our significant facilities, as well as whether the facility is owned or leased:

Owned or
Location	Purpose	Leased/Expiration
Miamisburg, Ohio	Corporate headquarters	Leased/2019
Biron, Wisconsin	Paper mill	Owned
Duluth, Minnesota	Paper mill	Owned
Escanaba, Michigan	Paper mill	Owned
Luke, Maryland	Paper mill, warehouse and converting	Owned
Rumford, Maine	Paper mill	Owned
Stevens Point, Wisconsin	Paper mill	Owned
Wickliffe, Kentucky	Paper mill	Owned
Wisconsin Rapids, Wisconsin	Paper mill, warehouse and converting	Owned

ITEM 3.    LEGAL PROCEEDINGS
We are involved in various litigation and administrative proceedings that arise in the ordinary course of business. We believe the currently expected outcome of any matter, lawsuit or claim that is pending or threatened, either individually or combined, will not have a material adverse effect on our financial condition, results of operation or liquidity.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
There is no established public trading market for the common stock of NewPage Holdings and we have never paid or declared a cash dividend, other than the Special Distribution (defined in Note 19 to the consolidated financial statements) associated with the Merger. See Note 19 to the consolidated financial statements for additional information. Our debt agreements limit our ability and the ability of our subsidiaries to pay dividends. As of February 14, 2014, there were 325 holders of record of NewPage Holdings common stock.

ITEM 6.    SELECTED FINANCIAL DATA
The implementation of the Chapter 11 plan and the application of fresh start accounting materially changed the carrying amounts and classifications reported in our consolidated financial statements and resulted in our becoming a new entity for financial reporting purposes. Accordingly, the consolidated financial statements of the Predecessor Company will not be comparable to the consolidated financial statements of the Successor Company. For additional information regarding the impact of the implementation of the Chapter 11 plan and the application of fresh start accounting see Note 1 to the consolidated financial statements.

The following table sets forth historical consolidated financial information as of and for each of the five years ended December 31, 2013, 2012, 2011, 2010, and 2009.

	Successor	Predecessor
	Year Ended, Dec. 31	Year Ended, Dec. 31
(in millions, except per share amounts for Successor) (a)	2013	2012	2011	2010	2009
Net sales	$3,054	$3,131	$3,502	$3,596	$3,106
Income (loss) before reorganization items and income taxes	(4)	(49)	(411)	(655)	(357)
Reorganization items, net (b)	—	(1,288)	86	—	—
Net income (loss)	(2)	1,258	(498)	(656)	(303)
Net income (loss) attributable to the company	(2)	1,258	(498)	(656)	(308)
Net income (loss) attributable to the company per share:
Basic and diluted (a)	(0.27)	12.58	(4.98)	(6.56)	(3.08)

	Successor		Predecessor
	2013	2012	2011	2010	2009
Working capital (g)	$487	$441	$680	$438	$458
Total assets (c)	2,175	2,214	3,305	3,511	4,005
Long term debt (d) (e)	487	485	248	3,157	3,030
Other long term obligations (f) (g)	308	581	70	526	493
______________________________

(a)	Successor per share amounts in dollars. Predecessor per share amounts in millions.

(b)
Certain expenses, provisions for losses and other charges and credits directly associated with or resulting from the reorganization and restructuring of the business that were realized or incurred in the Chapter 11 Proceedings, including the impact of the implementation of the Chapter 11 plan and the application of fresh start accounting, were recorded in reorganization items, net in our consolidated financial statements.

(c)	As part of the application of fresh start accounting, all assets were adjusted to their fair values as of December 31, 2012.

(d)
As previously discussed, as of the Emergence Date and pursuant to the Chapter 11 plan, all amounts outstanding under our debtor in possession financing arrangements were paid in full in cash and all pre-petition debt instruments outstanding were extinguished, and holders of claims related to the pre-petition debt arrangements received distributions on their claims in accordance with the Chapter 11 plan. Additionally, upon consummation of the Chapter 11 plan, we entered into a credit and guaranty agreement, consisting of a $500 million senior secured exit term loan due 2018. On February 11, 2014, this term loan was replaced with a new $750 million term loan. See Note 19 to the consolidated financial statements for additional information.

(e)
Due to the commencement of the Chapter 11 Proceedings, our Consolidated Balance Sheet as of December 31, 2011 included unsecured and under-secured pre-petition debt obligations of $3,120 million. These obligations were included in liabilities subject to compromise.

(f)
Pursuant to the Chapter 11 plan, pension and OPEB projected benefit obligations were assumed by us. These obligations, which were previously classified as liabilities subject to compromise, were reclassified to other current liabilities and other long-term obligations as of the Emergence Date.

(g)
Certain revision adjustments totaling $14 million have been made to amounts in our Consolidated Balance Sheet to correct the classification error of our short-term and long-term portion of accrued liabilities associated with our other postretirement benefits obligation in the Consolidated Balance Sheet as of December 31, 2012. The effect of the revision was to reclassify $14 million from Other long-term obligations to Other current liabilities. This error had no effect on net income (loss) or net cash provided by (used for) operating activities.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion together with our historical financial statements, including the related notes appearing elsewhere in this Form 10-K. Statements in the discussion and analysis regarding our expectations about the performance of our business and any forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Forward-Looking Statements” and “Risk Factors.” Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Overview
Company Background
We compete in the global printing and writing paper business, producing coated papers, supercalendered papers, and other uncoated and specialty products. We also sell our excess market pulp. Most of our sales represent coated paper shipments to North American customers. Coated paper is used primarily in media and marketing applications, such as high-end advertising brochures, direct mail advertising, coated labels, magazines, magazine covers and inserts, catalogs and textbooks. We operate paper mills located in Kentucky, Maine, Maryland, Michigan, Minnesota and Wisconsin.

Agreement and Plan of Merger

For information regarding our pending merger with Verso and the Merger Agreement, see Note 19 to the consolidated financial statements.

Creditor Protection Proceedings
For information regarding the Creditor Protection Proceedings from which we emerged on December 21, 2012, See Item 1, “Business – Creditor Protection Proceedings.”

Trends in our Business
Demand for printing and writing papers in North America is influenced by multiple factors. Demand for particular grades of coated paper is partially driven by advertising spending which in turn is impacted by macroeconomic factors. Examples include spending on catalog and promotional materials by retailers and spending on print magazine advertising. Demand is also being negatively influenced by electronic media and the means by which consumers get information.
Demand for printing and writing papers in North America declined 1.6% in 2013 compared with 2012, including a 4.3% reduction in coated paper. In response to the lower demand, we took 69,000 tons of market-related downtime during 2013. This compares to 34,000 tons of market-related downtime during 2012. We will consider the need for market-related downtime from time to time based on market conditions.
Available North American capacity of printing and writing papers continues to be rationalized. North American capacity was reduced by approximately 550,000 short tons in 2013 compared with 2012, of which about 420,000 short tons was coated paper capacity. Announced actions by printing and writing paper producers will remove additional capacity in 2014.
Prices for printing and writing products sold in North America have been determined by supply and demand factors (including imports), rather than directly by raw material costs or other costs of sales.

Selected Factors That Affect Our Operating Results
Net Sales
Demand for printing paper is cyclical, which results in changes in both volume and price. Paper prices historically have been a function of macroeconomic factors, such as the strength of the United States economy and import levels, that are largely out of our control. Price has historically been more variable than volume and can change substantially over relatively short time periods. Coated freesheet paper is typically purchased by customers on an as-needed basis, and generally is not bought under contracts that provide for fixed prices or minimum volume commitments. Coated groundwood and supercalendered paper grades are typically sold to customers on an as-needed basis, some of which are under contracts that provide for fixed prices and minimum volume commitments. We use substantially all of our pulp production internally and sell some excess production to external customers.
Our earnings are sensitive to price changes for our principal products, with price changes in coated paper grades having the greatest effect. Prices for paper products are a function of supply and demand and typically are not directly affected by raw material costs or other costs of sales. Consequently there is limited ability to pass through increases in costs to customers.
Cost of Sales
The principal components of our cost of sales are fiber, chemicals, energy, labor costs, maintenance and depreciation and amortization. Costs for commodities, including chemicals, wood and energy, are the most variable component of cost of sales because the prices of many of the commodities that we use can fluctuate substantially, sometimes within a relatively short period of time.
Fiber. Our costs to purchase wood are affected directly by market costs of wood in our regional markets and indirectly by the effect of higher fuel costs on logging and transportation of timber to our facilities.

While we have fiber supply agreements in place that ensure a portion of our wood requirements, purchases under these agreements are typically at market rates. For the year ended December 31, 2013, we produced approximately 95% of our pulp requirements with the remainder supplied through open market purchases and supply agreements. The price of market pulp has fluctuated significantly.
Chemicals. Certain chemicals used in the papermaking process are petroleum-based and fluctuate with the price of crude oil. The price for latex, the largest component of our chemical costs, has historically been volatile. We expect the price of latex to remain volatile.
Energy. We produce a large portion of our energy requirements from burning wood waste and other byproducts of the paper manufacturing process. For the year ended December 31, 2013, we generated approximately 54% of our energy requirements from biomass-related fuels. The remaining energy we purchase from third-party suppliers consists of electricity and fuels, primarily natural gas, fuel oil and coal. We expect crude oil and energy costs to remain volatile for the foreseeable future. As prices fluctuate, we have the ability to switch between certain energy sources, within constraints, in order to minimize costs.
Our indirect wholly-owned subsidiary, CWPCo, provides electrical energy to our mills in central Wisconsin. CWPCo has a FERC license for 32.9 megawatts of generating capacity on 39 generators located in five hydroelectric plants on the Wisconsin River. CWPCo is a regulated public utility and also provides electricity to a small number of residential, light commercial and light industrial customers.
Labor costs. Labor costs include wages, salary and benefit expenses attributable to mill personnel. Mill employees at a non-managerial level are generally compensated on an hourly basis in accordance with the terms of applicable union contracts and management employees are compensated on a salaried basis. Wages, salary and benefit expenses included in cost of sales do not vary significantly over the short term. We have not experienced significant labor shortages.
Maintenance. Maintenance expense includes day-to-day maintenance, equipment repairs and larger maintenance projects, such as paper machine shutdowns for annual maintenance. Day-to-day maintenance expenses have not varied significantly from year to year. Larger maintenance projects and equipment expenses can produce year-to-year fluctuations in our maintenance expenses. Effective January 1, 2013, the Successor Company elected a new accounting policy that defers the costs for planned major maintenance and recognize the costs over the period until the next corresponding planned major shutdown. In conjunction with our annual maintenance shutdowns, we incur incremental costs that are primarily comprised of unabsorbed fixed costs from lower production volumes and other incremental costs for purchased materials and energy that would otherwise be produced as part of normal operations of our mills.
Depreciation and amortization. Depreciation and amortization expense for assets associated with our mill and converting operations is included in cost of sales. Depreciation expense for the Successor Company is lower as a result of the decrease in carrying value of the property, plant and equipment to reflect its fair value pursuant to fresh start accounting upon emergence from Chapter 11.
Selling, General and Administrative (SG&A) Expenses
The principal components of our SG&A expenses are wages, salaries and benefits for our sales and corporate administrative personnel, travel and entertainment expenses, advertising expenses, information technology expenses and research and development expenses. Over the last three years, we have lowered benefits costs by freezing defined benefit pension plans and reducing retiree medical benefits for salaried employees. In addition, we successfully implemented cost reduction initiatives over the last three years, including personnel reductions announced in the first quarter of 2013.
Effects of Inflation/Deflation
While price changes in certain costs, such as energy, wood and chemicals, have had a significant effect on our operating results over the past three years, changes in general inflation have had a minimal effect on our operating results in each of the last three years. We have benefited from declining prices for wood and chemicals in 2013 and the decline in natural gas prices during 2012, which declines are not expected to continue. Sales prices and volumes have historically been more strongly influenced by supply and demand factors than by inflationary or deflationary factors. Certain of our costs, including the prices of energy, wood and chemicals that we purchase, can fluctuate substantially, sometimes within a relatively short period of time, and can have a significant effect on our business, financial condition and results of operations. These costs are expected to remain volatile in 2014.
Seasonality
We are exposed to fluctuations in quarterly sales volumes and expenses due to seasonal factors common in the paper industry. Typically, the first two quarters are our slowest quarters due to lower demand for coated paper during this period. Our second half is typically our strongest sales period, reflecting an increase in sales volume as printers prepare for year-end holiday catalogs and advertising. Our accounts receivable and payable generally peak in the third quarter, while inventory generally peaks in the second quarter in anticipation of the third quarter season. Announced price increases and the general economic environment can affect historical seasonal patterns.
Critical Accounting Estimates
Our principal accounting policies are described in the Summary of Significant Accounting Policies in the notes to consolidated financial statements filed with the accompanying consolidated financial statements. The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Management believes the accounting estimates discussed below represent those accounting estimates requiring the exercise of judgment where a different set of judgments could result in the greatest changes to reported results.
Income taxes. We recognize deferred tax assets and liabilities based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the enacted tax laws. Furthermore, we evaluate uncertainty in our tax positions and only recognize benefits when we believe our tax position is more likely than not to be sustained upon audit. The amount we recognize is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.
We have tax filing requirements in many states and are subject to audit in these states, as well as at the federal level in both the U.S. and Canada. Tax audits by their nature are often complex and can require several years to resolve. In the preparation of our consolidated financial statements, management exercises judgments in estimating the potential exposure of unresolved tax matters. While actual results could vary, in management’s judgment we have adequately accrued the ultimate outcome of these unresolved tax matters.

We evaluate the need for a valuation allowance for deferred tax assets by assessing whether it is more likely than not that we will realize our deferred tax assets in the future. The assessment of whether or not a valuation allowance is necessary often requires significant judgment, including forecasts of future taxable income and the evaluation of tax planning initiatives. Adjustments to the valuation allowance are made to earnings in the period when the assessment is made.
The emergence from Chapter 11 was considered a change of control for purposes of Section 382 of the Internal Revenue Code. As a result, NewPage Holdings will be subject to limitations on the amount of net operating losses it is able to utilize on an annual basis.
Pension and other postretirement benefits. We provide retirement benefits for certain employees through employer- and employee-funded defined benefit plans. Benefits earned are a function of years worked and average final earnings during an employee’s pension-eligible service. Certain of the pension benefits are provided in accordance with collective bargaining agreements.
Assumptions used in the determination of defined benefit pension expense and other postretirement benefit expense, including the discount rate, the long-term expected rate of return on plan assets and increases in future medical costs, are evaluated by management, reviewed with the plans’ actuaries at least annually and updated as appropriate. Actual asset returns and medical costs that are more favorable than assumptions can have the effect of lowering future expense and cash contributions, and conversely, actual results that are less favorable than assumptions could increase future expense and cash contributions. In accordance with U.S. GAAP, actual results that differ from assumptions are accumulated and amortized over future periods and, therefore, affect expense in future periods. Unrecognized prior service cost and actuarial gains and losses in the defined benefit pension and other postretirement benefit plans subject to amortization are amortized over the average remaining service of the participants.
Assumptions used in determining defined benefit pension and other postretirement benefit expense are important in determining the costs of our plans. The expected long-term rates of return on plan assets were derived based on the capital market assumptions for each designated asset class under the respective trust’s investment policy. The capital market assumptions reflect a combination of historical performance analysis and the forward-looking return expectations of the financial markets. A 0.5 percentage-point change in the weighted-average long-term expected rate of return on plan assets would change 2014 net pension expense by approximately $6 million.
The assumed discount rates used in determining the benefit obligations were determined by reference to the yield on zero-coupon corporate bonds rated Aa or AA maturing in conjunction with the expected timing and amount of future benefit payments. A 0.5 percentage-point change in the weighted-average discount rates would change 2014 net pension expense by approximately $6 million. The effect on other postretirement benefit expense would be negligible from such changes in the weighted-average discount rates. With respect to benefit obligations, a 0.5 percentage-point decrease in the weighted-average discount rates would increase pension benefit obligations by approximately $81 million and would increase other postretirement benefit obligations by approximately $1 million, while a 0.5 percentage-point increase in the weighted-average discount rates would decrease pension benefit obligations by approximately $73 million and would decrease other postretirement benefit obligations by approximately $1 million.
Equity compensation. We use the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the stock price as well as assumptions regarding a number of other variables. These variables include the stock price, expected stock price volatility over the term of the awards and projected employee stock option exercise behaviors (term of option).
We do not have a history of market prices for our common stock because our stock is not publicly exchange traded. As necessary, we utilize an independent appraisal to estimate the fair value of the shares of our common stock. We estimate the volatility of our common stock by considering volatility of appropriate peer companies and adjusting for factors unique to our stock, including the effect of debt leverage. We estimate the expected term of options granted by incorporating the contractual term of the options and employees’ expected exercise behaviors.
Stock based awards that will be settled in cash or otherwise require liability classification are recognized as a liability, which is re-measured at fair value as of each balance sheet date. The cumulative effect of the change in fair value is recognized in the period of the change as an adjustment to compensation cost.
Impairment of long-lived assets. Long-lived assets are reviewed for impairment upon the occurrence of events or changes in circumstances that indicate that the carrying value of the assets may not be recoverable. If these circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists. We report an asset held for sale at the lower of its carrying value or its estimated net realizable value.

Intangible assets are recognized at the time of an acquisition, based upon their fair value. Our intangible assets primarily consist of customer-related intangible assets and trademarks/trade names with finite lives. Similar to long-lived tangible assets, intangible assets with finite lives are subject to periodic impairment reviews whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As with tangible assets, considerable judgment must be exercised.

Management believes that the accounting estimates associated with determining fair value as part of an impairment analysis are critical accounting estimates because estimates and assumptions are made about our future performance and cash flows. We use a variety of methodologies to determine the fair value of these assets including discounted future cash flow models, which are consistent with the assumptions we believe hypothetical marketplace participants would use. While management uses the best information available to estimate future performance and cash flows, future adjustments to management’s projections may be necessary if economic conditions differ substantially from the assumptions used in making the estimates.

Results of Operations
The implementation of the Chapter 11 plan and the application of fresh start accounting materially changed the carrying amounts and classifications reported in our consolidated financial statements and resulted in our becoming a new entity for financial reporting purposes. Accordingly, our consolidated financial statements for periods prior to December 31, 2012 will not be comparable to our consolidated financial statements as of December 31, 2012 or for periods subsequent to December 31, 2012. For additional information regarding the impact of the implementation of the Chapter 11 plan and the application of fresh start accounting see Note 1 to the consolidated financial statements.
The following table sets forth our historical results of operations for the years ended December 31, 2013, 2012 and 2011:

	Successor		Predecessor
	Year ended,		Year ended
	December 31,		December 31,
	2013		2012		2011
(in millions)	$	%	$	%	$	%
Net sales	3,054	100.0	3,131	100.0	3,502	100.0
Cost of sales	2,865	93.8	3,015	96.3	3,375	96.4
Selling, general and administrative expenses	146	4.8	139	4.4	145	4.1
Interest expense	47	1.5	26	0.9	391	11.2
Other (income) expense, net	—	—	—	—	2	0.1
Income (loss) before reorganization items and income taxes	(4)	(0.1)	(49)	(1.6)	(411)	(11.8)
Reorganization items, net	—	—	(1,288)	(41.2)	86	2.3
Income (loss) before income taxes	(4)	(0.1)	1,239	39.6	(497)	(14.1)
Income tax (benefit)	(2)	(0.1)	(19)	(0.6)	1	0.1
Net income (loss)	(2)	(0.1)	1,258	40.2	(498)	(14.2)
Supplemental Information
Adjusted EBITDA (see Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA below)	$269		$238		$324

2013 Compared to 2012
Net sales in 2013 were $3,054 million compared to $3,131 million in 2012, a decrease of $77 million, or 2%. The decrease was primarily the result of lower sales volume of paper ($48 million) and lower average paper prices ($71 million), partially offset by improved mix ($39 million). Paper sales volume totaled 3,318,000 tons and 3,371,000 tons in 2013 and 2012. Average paper prices were $891 per ton and $901 per ton in 2013 and 2012. These reductions were the result of the continuing decline in demand for paper. We also took 69,000 and 34,000 tons of market-related downtime during 2013 and 2012.
Cost of sales in 2013 was $2,865 million compared to $3,015 million in 2012, a decrease of $150 million, or 5%. The decrease was a result of lower paper sales volume ($41 million), lower pension expense ($26 million), lower depreciation and maintenance expense, and other cost reduction initiatives. These reductions were partially offset by inflation ($41 million). Depreciation expense at our mills totaled $172 million and $230 million in 2013 and 2012, as a result of the decrease in carrying value of property, plant and equipment to reflect its fair value pursuant to fresh start accounting upon emergence from Chapter 11. Maintenance expense at our mills totaled $236 million and $272 million in 2013 and 2012. The lower expense in the current year is primarily the result of our adoption of a new major maintenance policy that resulted in the net deferral of $23 million of expense during 2013. During 2013, we took actions to reduce personnel as part of our cost reduction initiatives and recognized a charge of $3 million for employee-related costs in cost of sales. Gross margin was 6.2% and 3.7% in 2013 and 2012.
Selling, general and administrative expenses were $146 million in 2013 compared to $139 million in 2012, primarily as a result of $13 million higher non-cash stock compensation expense and $16 million higher legal and consulting costs, including costs associated with merger activity, certain bankruptcy-related items no longer classified as reorganization items and other items, partially offset by lower employee related incentive compensation costs of $12 million, lower pension expense of $4 million and other cost reduction initiatives. During 2013, we took actions to reduce personnel as part of our cost reduction initiatives and recognized a charge of $1 million for employee-related costs in selling, general and administrative expense.
Interest expense in 2013 was $47 million compared to $26 million in 2012, an increase of $21 million. During 2012, $63 million of post-petition First Lien Notes interest expense was reversed into income as it was re-characterized as a principal reduction. This interest was previously expensed in 2011. The year-ended 2012 also includes $53 million of non-cash interest expense from the accelerated amortization of the discount and deferred financing fees associated with the first-lien debt. The remaining difference is primarily due to the higher levels of outstanding debt in 2013 compared to 2012.
Reorganization items represent revenues, expenses, gains and losses directly related to the reorganization process under the Chapter 11 Proceedings. Reorganization items, net, in 2012 totaled a net gain of $(1,288) million and include $(2,263) million gain on extinguishment of debt, $759 million loss on fresh start revaluation, $80 million loss related to the tax impact of the Chapter 11 plan, $70 million in professional fees and $66 million in other items.
Income tax expense (benefit) in 2013 and 2012 was $(2) million and $(19) million. The benefit in 2012 reflects the reversal of a tax reserve associated with the December 2007 acquisition of Stora Enso North America. In 2013 and 2012, we recorded a valuation allowance against our net deferred income tax benefit for federal income taxes and for certain states as it was more likely than not that we would not realize those benefits.
Net income (loss) was $(2) million in 2013 compared to $1,258 million in 2012. The decrease was primarily the result of the reorganization items, partially offset by improved gross margin.
Adjusted EBITDA was $269 million and $238 million in 2013 and 2012. See “Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA” for additional information on the use of EBITDA and Adjusted EBITDA as a measurement tool.
2012 Compared to 2011
Net sales in 2012 were $3,131 million compared to $3,502 million in 2011, a decrease of $371 million, or 11%. Net sales were affected primarily by lower sales volume of paper ($388 million). Volumes decreased 11% in 2012 as we sold 3,371,000 tons compared to 3,807,000 tons sold in 2011. On a reported basis, average prices increased 1% to $901 per ton in 2012 versus $891 per ton in 2011, primarily a result of improved mix. Both price and volume were impacted by the shutdown of the Port Hawkesbury mill in

September 2011. Excluding the impacts of the shutdown, average paper price was down 2%, as a result of the continuing decline in demand for coated paper, and tons sold were relatively flat compared to 2011. We also took 34,000 tons of market-related downtime during 2012 and did not take any market-related downtime during 2011.
Cost of sales in 2012 was $3,015 million compared to $3,375 million in 2011, a decrease of $360 million, or 11%. The decrease was a result of lower paper sales volume ($314 million) and lower maintenance expense, primarily due to the shutdown of the Port Hawkesbury mill. Maintenance expense at our mills totaled $272 million in 2012 compared to $300 million in 2011.
Selling, general and administrative expenses decreased to $139 million in 2012 from $145 million in 2011, primarily as a result of $31 million lower legal and consulting costs, partially offset by $18 million higher employee related incentive compensation costs. As a percentage of net sales, selling, general and administrative expenses increased to 4.4% in 2012 from 4.1% in 2011.
Interest expense in 2012 was $26 million compared to $391 million in 2011, a decrease of $365 million. The decrease was primarily the result of $288 million lower interest expense associated with pre-petition debt in 2012 compared to 2011 and $27 million lower non-cash interest expense associated with pre-petition debt (both discounts and deferred financing fees). As a result of the stay of claims pursuant to the Chapter 11 Proceedings the company was not obligated to pay interest on pre-petition unsecured or under-secured debt. Also, in 2012, $63 million of post-petition First Lien Notes interest expense was reversed into income as it was re-characterized as a principal reduction. This interest was previously expensed in 2011. Offsetting these items was interest expense associated with the debtor in possession financing which was $17 million higher in 2012 compared to 2011.
Reorganization items represent revenues, expenses, gains and losses directly related to the reorganization process under the Chapter 11 Proceedings. Reorganization items, net, in 2012 totaled a net gain of $(1,288) million and include $(2,263) million gain on extinguishment of debt, $759 million loss on fresh start revaluation, $80 million loss related to the tax impact of the Chapter 11 plan, $70 million in professional fees and $66 million in other items. Reorganization items in 2011 totaled $86 million and include $28 million in charges to adjust reserves to estimated allowed claims, $22 million in debtor in possession financing costs, $21 million in professional fees, $12 million for the write-off of pre-petition debt discounts, premiums and deferred financing costs, an $18 million gain relating to the deconsolidation of NPPH and $21 million of other items.
Income tax expense (benefit) in 2012 and 2011 was $(19) million and $1 million. The benefit in 2012 reflects the reversal of a tax reserve associated with the December 2007 acquisition of Stora Enso North America. In 2012 and 2011, we recorded a valuation allowance against our net deferred income tax benefit for federal income taxes and for certain states as it was more likely than not that we would not realize those benefits.
Net income (loss) was $1,258 million in 2012 compared to $(498) million in 2011. The increase was primarily the result of the reorganization items and lower interest expense.
Adjusted EBITDA was $238 million and $324 million in 2012 and 2011. See “Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA” for additional information on the use of EBITDA and Adjusted EBITDA as a measurement tool.

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

The following table presents a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for the years ended December 31, 2013, 2012 and 2011:

	Successor	Predecessor
(in millions)	2013	2012	2011
Net income (loss)	$(2)	$1,258	$(498)
Interest expense	47	26	391
Income tax (benefit)	(2)	(19)	1
Depreciation and amortization	184	242	243
EBITDA	227	1,507	137
Equity awards	14	1	(1)
(Gain) loss on disposal of assets	2	6	11
Non-cash U.S. pension expense	—	6	12
Integration and related severance costs and other charges	14	8	23
Reorganization items, net	—	(1,288)	86
Pre-petition professional fees	—	—	19
Port Hawkesbury operations	—	—	37
Post-emergence bankruptcy-related items	4	—	—
Merger related costs	8	—	—
Other	—	(2)	—
Adjusted EBITDA	$269	$238	$324

Recently Issued Accounting Standards
There is no new accounting guidance issued which we have not yet adopted that is expected to materially impact our results of operations or financial position.
Liquidity and Capital Resources
On February 11, 2014, we entered into a $750 million senior secured term loan facility ("New Term Loan Facility") and a $350 million senior secured asset-backed revolving credit facility (the "New ABL Facility"). The New Term Loan Facility was used to refinance NewPage's former $500 million senior secured exit term loan credit facility, to fund the Special Distribution, to pay certain transaction costs and for general corporate purposes. The New ABL Facility replaced NewPage's former $350 million revolving credit facility for general corporate purposes and will also be used to pay certain transaction costs and expenses of the Merger.
Future minimum principal payments related to the New Term Loan Facility are: $19 million in 2015, $38 million in 2016, $56 million in 2017, $75 million per year between 2018 and 2020 and $412 million in 2021.
For information regarding the Merger Agreement, the New Term Loan Facility, the New ABL Facility and the Special Distribution, see Note 19 to the consolidated financial statements.

Available Liquidity
Our principal sources of liquidity include cash generated from operating activities and availability under our New ABL Facility. The amount of borrowings and letters of credit available to NewPage under that facility is limited to the lesser of $350 million or an amount determined pursuant to a borrowing base, as defined in the revolving credit agreement ($363 million as of December 31, 2013).
As of December 31, 2013, we had $317 million available for borrowings under our revolving credit facility after reduction for $33 million in letters of credit. At December 31, 2013, there were no borrowings outstanding on the revolving credit facility. During 2013, our average daily balance outstanding under our revolving credit facility was $8 million with a weighted-average interest rate of 4.23%.
Total liquidity at December 31, 2013, was $400 million, consisting of $317 million of availability under the revolving credit facility and $83 million of available cash and cash equivalents.
The New Term Loan Facility and New ABL Facility did not materially change our available liquidity or our total liquidity.
We have not experienced, and do not currently anticipate that we will experience, any limitations in our ability to access funds available under our revolving credit facility. In an effort to manage credit risk exposures under our debt and derivative instruments, we regularly monitor the credit-worthiness of the counterparties to these agreements. We believe our cash flow from operations, available borrowings under our New ABL Facility and cash and cash equivalents will be adequate to meet our liquidity needs for the next twelve months.
Employee Benefit Obligations
We made pension contributions of $41 million during 2013 to satisfy our required annual pension contributions for 2013. Based on current assumptions, we anticipate that our required pension funding contributions during 2014 will total approximately $56 million. Additionally, based on current assumptions, we estimate that our required annual pension contributions, will be approximately $50 million per year from 2015 through 2017; approximately $30 million in 2018; and approximately $15 million in 2019. We expect future contributions to be funded by cash flows from operations. The amount and timing of future required contributions to the pension trust depend on assumptions concerning future events. The most significant of these assumptions relate to the benchmark interest rate used to discount benefits to their present value, future investment performance of the pension funds and actuarial data relating to plan participants. During the Chapter 11 proceedings, all our labor unions entered into a comprehensive bargaining agreement in a continued effort to control pension costs. See Note 11 to the consolidated financial statements for additional information.

Cash Flows
Cash provided by (used for) operating activities was $116 million during 2013 compared to $3 million during 2012, primarily the result of lower cash requirements for interest and other bankruptcy related activities as a result of the Chapter 11 Proceedings, as well as improved gross margins driven by cost reductions. Cash used for operating activities during 2013 includes $60 million in non-recurring bankruptcy-related payments. Cash used for operating activities during 2012 includes $69 million of non-recurring bankruptcy-related payments and a $38 million interest payment on pre-petition debt. Investing activities in 2013 include spending of $75 million for capital expenditures. Financing activities during 2013 primarily consisted of borrowings and payments on the revolving credit facility.
Cash provided by (used for) operating activities was $3 million during 2012 compared to $87 million during 2011, primarily the result of the decline in sales due to lower pricing, partially offset by lower cash requirements for interest as a result of the Chapter 11 Proceedings. Investing activities in 2012 include spending of $157 million for capital expenditures (which includes $54 million associated with the purchase of a paper machine ("PM 35") previously under a capital lease pursuant to the Chapter 11 plan). Financing activities during 2012 include the issuance of $500 million exit financing term loan facility (proceeds of $490 million), $166 million repayment of first-lien pre-petition debt (consisting of $103 million cash payment upon emergence pursuant to the Chapter 11 plan and the reversal of $63 million in post-petition first-lien debt interest expense from 2011 that was re-characterized as a principal reduction in 2012) and $250 million repayment of the debtor in possession financing.
Capital Expenditures
Capital expenditures were $75 million, $157 million and $77 million during 2013, 2012 and 2011. Capital expenditures in 2012 include $54 million associated with the purchase of the PM 35 capital lease pursuant to the Chapter 11 plan. Approximately half of our capital expenditures in each of the years presented related to improvement projects, while the remaining related to maintaining the operational effectiveness of our equipment or compliance with environmental laws and regulations. In 2014, we expect to spend approximately $75 million in capital expenditures. We expect to fund our capital expenditures with cash flows from operations, although working capital may be funded seasonally through our revolving credit facility.
Compliance with environmental laws and regulations is a significant factor in our business. We incurred $3 million in 2013 to maintain compliance with applicable environmental laws and regulations or to meet new regulatory requirements and we expect to incur capital expenditures of approximately $3 million in 2014 in order to maintain compliance with applicable environmental laws and regulations. Environmental compliance may require increased capital and operating expenditures over time as environmental laws or regulations, or interpretations thereof, change or the nature of our operations require us to make significant additional expenditures. We anticipate that environmental compliance will continue to require increased capital expenditures in connection with environmental laws or regulations, or interpretations, or change of the nature of operations, requiring us to make significant additional capital expenditures.
Off-balance sheet arrangements
We do not have any off-balance sheet arrangements.

Contractual Commitments
The following table reflects our contractual commitments associated with our debt and other obligations as of December 31, 2013:

(in millions)	Total	2014	2015- 2016	2017- 2018	There- after
Contractual Obligations
Long-term debt (1)	$495	$25	$50	$420	$—
Interest expense (2)	168	37	69	62	—
Operating leases	15	4	6	4	1
Fiber supply agreements (3)	164	58	55	28	23
Purchase obligations	252	85	72	95	—
Other long-term obligations	50	—	19	12	19
Pension OPEB	270	11	19	13	227
Total	$1,414	$220	$290	$634	$270

Other Commercial Commitments
Standby letters of credit (4)	$33	$33	$—	$—	$—
Total	$33	$33	$—	$—	$—
______________________________

(1)
Amounts shown represent scheduled maturities of outstanding indebtedness as of December 31, 2013 and do not take into account any acceleration of indebtedness resulting from mandatory payments required for events such as asset sales or under the excess cash flows provisions of our financing instruments. See Note 19 to the consolidated financial statements for additional information on the refinancing on February 11, 2014, of the debt reflected in this table and related interest expense.

(2)
Amounts include contractual interest payments using the interest rates as of December 31, 2013 applicable to our variable-rate debt. See Note 19 to the consolidated financial statements for additional information on the refinancing on February 11, 2014, of the debt reflected in this table and related interest expense.

(3)	The contractual commitments consist of the minimum required expenditures to be made pursuant to the fiber supply agreements.

(4)	We are required to post letters of credit or other financial assurance obligations with certain of our energy and other suppliers and certain other parties.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of December 31, 2013, $495 million of our debt consisted of borrowings with variable interest rates. If market interest rates increase, variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow or compliance with our debt covenants. Our debt outstanding as of December 31, 2013 has a LIBOR floor of 1.25%. Based on our debt balance outstanding at December 31, 2013, the potential annual increase in interest expense resulting from a 100 basis point increase in LIBOR above the floor would be $5 million. See Note 19 to the consolidated financial statements for additional information on the debt refinancing on February 11, 2014.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and the Stockholders of NewPage Corporation:

In our opinion, the accompanying consolidated statements of operations, comprehensive income (loss), equity (deficit), and cash flows for the years ended December 31, 2012 and 2011 present fairly, in all material respects, the results of operations and cash flows of NewPage Corporation and its subsidiaries (“Predecessor Company” or “NewPage”), for the years ended December 31, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, NewPage Corporation and certain of its U.S. subsidiaries each filed a voluntary petition on September 7, 2011 with the United States Bankruptcy Court for the district of Delaware for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. NewPage Corporation and certain of its U.S. subsidiaries’ Chapter 11 plan was substantially consummated on December 21, 2012 and NewPage Corporation and certain of its U.S. subsidiaries emerged from bankruptcy. In connection with its emergence from bankruptcy, NewPage adopted fresh start accounting.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Cincinnati, Ohio
March 29, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of NewPage Holdings Inc.:

In our opinion, the accompanying consolidated balance sheets as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive income (loss), equity (deficit), and cash flows for the year ended December 31, 2013 present fairly, in all material respects, the financial position of NewPage Holdings Inc. and its subsidiaries (“Successor Company” or “NewPage Holdings”) at December 31, 2013 and 2012, and the results of their operations and their cash flows for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the United States Bankruptcy Court for the district of Delaware confirmed NewPage Corporation and certain of its U.S. Subsidiaries’ Chapter 11 plan on December 21, 2012. Confirmation of the Chapter 11 plan resulted in the discharge of claims as described in the Chapter 11 plan against NewPage Corporation and certain of its U.S. subsidiaries that arose before September 7, 2011 and terminated all rights and interests of equity security holders as provided for in the Chapter 11 plan. The Chapter 11 plan was substantially consummated on December 21, 2012 and NewPage Corporation and certain of its U.S. subsidiaries emerged from bankruptcy. In connection with its emergence from bankruptcy, the Successor Company adopted fresh start accounting as of December 31, 2012.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Cincinnati, Ohio
February 26, 2014

NEWPAGE HOLDINGS INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2013 AND 2012 Dollars in millions, except per share amounts

	Successor
ASSETS	2013	2012
Cash and cash equivalents	$83	$43
Accounts receivable, net of allowance for doubtful accounts of $1 and $0	204	220
Inventories (Note 4)	520	472
Other current assets	25	41
Total current assets	832	776

Property, plant and equipment, net (Note 5)	1,208	1,314
Other assets	135	124
TOTAL ASSETS	$2,175	$2,214

LIABILITIES AND EQUITY
Accounts payable	$168	$193
Other current liabilities (Note 8)	177	137
Current maturities of long-term debt (Note 9)	—	5
Total current liabilities	345	335

Long-term debt (Note 9)	487	485
Other long-term obligations	308	581
Commitments and contingencies (Note 13)

EQUITY
Preferred stock, 100,000 shares authorized, $0.001 per share par value	—	—
Common stock, 16,000,000 shares authorized, 7,093,924 shares issued and 7,087,239 outstanding, $0.001 per share par value	—	—
Treasury stock, 6,685 shares on December 31, 2013, at cost	—	—
Additional paid-in capital	814	813
Accumulated deficit	(2)	—
Accumulated other comprehensive income (loss)	223	—
Total equity	1,035	813
TOTAL LIABILITIES AND EQUITY	$2,175	$2,214

See notes to consolidated financial statements.

NEWPAGE HOLDINGS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 Dollars in millions, except per share amounts for Successor in dollars

	Successor	Predecessor
	2013	2012	2011
Net sales	$3,054	$3,131	$3,502
Cost of sales	2,865	3,015	3,375
Selling, general and administrative expenses	146	139	145
Interest expense (Note 9)	47	26	391
Other (income) expense, net	—	—	2

Income (loss) before reorganization items and income taxes	(4)	(49)	(411)
Reorganization items, net (Note 2)	—	(1,288)	86
Income (loss) before income taxes	(4)	1,239	(497)
Income tax (benefit)	(2)	(19)	1

Net income (loss)	$(2)	$1,258	$(498)

Net income (loss) per share:
Basic and diluted	$(0.27)	$12.58	$(4.98)

Weighted average common shares outstanding:
Basic and diluted	7,080,218	100	100

See notes to consolidated financial statements.

NEWPAGE HOLDINGS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 Dollars in millions

	Successor	Predecessor
	2013	2012	2011
Net income (loss)	$(2)	$1,258	$(498)
Other comprehensive income (loss), net of tax:
Defined-benefit postretirement plans:
Change in net actuarial gains (losses)	222	(92)	(73)
Change in net prior service (cost) credit	—	18	(27)
Deconsolidation of Canadian subsidiary (Note 10)	—	—	74
Cash-flow hedges:
Change in unrealized gains (losses)	1	—	—
Reclassification adjustment to net income (loss)	—	—	2
Foreign currency translation adjustment	—	—	(5)
Other comprehensive income (loss), net of tax	223	(74)	(29)
Comprehensive income (loss)	$221	$1,184	$(527)

See notes to consolidated financial statements.

NEWPAGE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
YEAR ENDED DECEMBER 31, 2013
Dollars in millions

	Common Stock		Treasury Stock		Add- itional Paid-in Capital	Accum- ulated Deficit	Accum- ulated Other Compre- hensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
December 31, 2012 (Successor)	7,080,000	$—	—	$—	$813	$—	$—	$813
Net income (loss)						(2)		(2)
Other comprehensive income (loss)							223	223
Common stock issued for restricted stock, net	13,924	—	(6,685)	—	1			1
December 31, 2013 (Successor)	7,093,924	$—	(6,685)	$—	$814	$(2)	$223	$1,035

See notes to consolidated financial statements.

NEWPAGE HOLDINGS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EQUITY YEAR ENDED DECEMBER 31, 2012 Dollars in millions

	Common Stock		Add- itional Paid-in Capital	Accum- ulated Deficit	Accum- ulated Other Compre- hensive Income(Loss)
	Shares	Amount				Total
Balance at December 31, 2011 (Predecessor)	100	$—	$812	$(1,676)	$(321)	$(1,185)
Net income (loss)				1,258		1,258
Other comprehensive income (loss)					(74)	(74)
Equity awards (Note 14)			1			1
Cancellation of Predecessor Company common stock	(100)	—
Elimination of Predecessor Company additional paid-in capital, accumulated deficit and accumulated other comprehensive income (loss)			(813)	418	395	—
Balance at December 31, 2012 (Predecessor)	—	$—	$—	$—	$—	$—

Issuance of Successor Company common stock	7,080,000	$—	$813	$—	$—	$813
Balance at December 31, 2012 (Successor)	7,080,000	$—	$813	$—	$—	$813

See notes to consolidated financial statements.

NEWPAGE HOLDINGS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) YEAR ENDED DECEMBER 31, 2011 Dollars in millions

	Common Stock		Add- itional Paid-in Capital	Accum- ulated Deficit	Accum- ulated Other Compre- hensive Income(Loss)
	Shares	Amount				Total
Balance at December 31, 2010 (Predecessor)	100	$—	$813	$(1,178)	$(292)	$(657)
Net income (loss)				(498)		(498)
Other comprehensive income (loss)					(29)	(29)
Equity awards (Note 14)			(1)			(1)
Balance at December 31, 2011 (Predecessor)	100	$—	$812	$(1,676)	$(321)	$(1,185)

See notes to consolidated financial statements.

NEWPAGE HOLDINGS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011 Dollars in millions

	Successor	Predecessor
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2)	$1,258	$(498)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	184	242	243
Non-cash interest expense	6	65	94
(Gain) loss on disposal of assets	2	6	11
Deferred income taxes	(2)	(1)	1
U.S. pension expense	3	33	22
U.S. pension funding	(41)	(27)	(10)
Equity award expense (Note 14)	14	1	(1)
Non-cash reorganization items, net	—	(1,408)	38
Debtor in possession financing costs	—	4	22
Settlement payment to Port Hawkesbury (Note 10)	—	—	(25)
Payment of settlement cash and litigation trust funding	—	(32)	—
Change in operating assets and liabilities:
Accounts receivable	16	17	34
Inventories	(48)	(28)	22
Other operating assets	(12)	17	(28)
Accounts payable	(25)	(6)	92
Accrued expenses and other obligations	21	(138)	70
Net cash provided by (used for) operating activities	116	3	87

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(75)	(157)	(77)
Proceeds from sales of assets	1	—	11
Restricted cash	—	12	(12)
Proceeds from sale of investment shares	4	—	—
Other investing activities	—	—	(16)
Net cash provided by (used for) investing activities	(70)	(145)	(94)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	490	—
Payment of financing costs	(1)	(27)	(1)
Repayments of long-term debt	(5)	(166)	—
Borrowings on revolving credit facility	405	—	812
Payments on revolving credit facility	(405)	—	(904)
Proceeds from debtor in possession financing	—	379	285
Repayments of debtor in possession financing	—	(629)	(38)
Debtor in possession financing costs	—	(4)	(22)
Acquisition of treasury stock	—	—	—
Proceeds from NSPI for Port Hawkesbury biomass project	—	—	7
Net cash provided by (used for) financing activities	(6)	43	139

Effect of exchange rate changes on cash and cash equivalents	—	—	2
Net increase (decrease) in cash and cash equivalents	40	(99)	134
Cash and cash equivalents at beginning of period	43	142	8
Cash and cash equivalents at end of period (2013 and 2012 Successor, 2011 Predecessor)	$83	$43	$142

SUPPLEMENTAL INFORMATION
Cash paid for interest	$40	$69	$188
See notes to consolidated financial statements.

NEWPAGE HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
Dollars in millions, except per share amounts
1.    ORGANIZATION AND BASIS OF PRESENTATION
NewPage Holdings Inc. (“NewPage Holdings”) is a holding company that owns all of the outstanding capital stock of NewPage Investment Company LLC (“NewPage Investment”), which is a holding company that owns all of the outstanding capital stock of NewPage Corporation (“NewPage”). NewPage and its subsidiaries are engaged in manufacturing, marketing and distributing printing papers used primarily for commercial printing, magazines, catalogs, textbooks and labels. Our products include coated, uncoated, supercalendered and specialty papers and market pulp. Our products are manufactured at multiple mills in the United States and are supported by multiple distribution and converting locations. We operate within one operating segment. The consolidated financial statements include the accounts of NewPage Holdings and all entities it controls. All intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no significant effect on our consolidated financial statements.
Unless the context provides otherwise, the terms “we,” “our” and “us” refer to NewPage Holdings and its consolidated subsidiaries, including NewPage Investment and NewPage.
Basis of Presentation
Effective upon the commencement of the Chapter 11 Proceedings (defined in Note 2) and up until emergence, NewPage applied the guidance in Financial Accounting Standards Board Accounting Standards Codification 852, Reorganizations (“ASC 852”), in preparing its consolidated financial statements. This guidance does not change the manner in which financial statements are prepared. However, it requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, during the Chapter 11 Proceedings, NewPage: (i) recorded certain expenses, charges and credits incurred or realized that were directly associated with or resulting from the reorganization and restructuring of the business in Reorganization items, net in NewPage’s Consolidated Statements of Operations; (ii) classified pre-petition obligations that could be impaired by the reorganization process in NewPage’s Consolidated Balance Sheets as liabilities subject to compromise; and (iii) ceased recording interest expense on certain of the Debtors' (defined in Note 2) pre-petition debt obligations.
We deconsolidated our NPPH (defined in Note 2) subsidiary due to our loss of control over this entity upon filing for creditor protection under the CCAA Proceedings (defined in Note 2). As a result of the deconsolidation, we adopted the cost method of accounting for our investment in NPPH. Upon adoption of the cost method, we evaluated our investment in NPPH for impairment and determined that our entire investment had experienced an other-than-temporary decline in value and was fully impaired. The deconsolidation of the NPPH subsidiary resulted in an $18 gain recorded in reorganization items, net in 2011. See Note 10.

As further discussed in Note 2, on December 21, 2012, we emerged from Chapter 11 Proceedings. In accordance with ASC 852, fresh start accounting was required upon our emergence from the Chapter 11 Proceedings, which we applied effective December 31, 2012 (the “Convenience Date”). As such, the application of fresh start accounting was reflected in our Consolidated Balance Sheet as of December 31,

2012 and fresh start adjustments related thereto were included in our Consolidated Statement of Operations for the year ended December 31, 2012.

The implementation of the Chapter 11 plan and the application of fresh start accounting materially changed the carrying amounts and classifications reported in our consolidated financial statements and resulted in our becoming a new entity for financial reporting purposes. Accordingly, our consolidated financial statements for periods prior to December 31, 2012 will not be comparable to our consolidated financial statements as of December 31, 2012 or for periods subsequent to December 31, 2012. References to “Successor” or “Successor Company” refer to NewPage Holdings on or after December 31, 2012, after giving effect to the implementation of the Chapter 11 plan and the application of fresh start accounting. References to “Predecessor” or “Predecessor Company” refer to NewPage prior to December 31, 2012. Additionally, references to periods on or after December 31, 2012 refer to the Successor and references to periods prior to December 31, 2012 refer to the Predecessor.
Agreement and Plan of Merger
On January 3, 2014, NewPage Holdings, Verso Paper Corp., (“Verso”), and Verso Merger Sub Inc., entered into an Agreement and Plan of Merger (the “Merger Agreement”). See Note 19 for additional information.

Revision Adjustment
A revision adjustment totaling $14 has been made to amounts in our Consolidated Balance Sheet to correct the classification error of our short-term and long-term portion of accrued liabilities associated with our other postretirement benefits obligation in the Consolidated Balance Sheet as of December 31, 2012. The effect of the revision was to reclassify $14 from Other long-term obligations to Other current liabilities. This error had no effect on Net income (loss) or Net cash provided by (used for) operating activities.

2.    Creditor Protection Proceedings
Emergence from Creditor Protection Proceedings

NewPage and its debtor subsidiaries emerged from Chapter 11 Proceedings (defined below) on December 21, 2012 (the “Emergence Date”). NewPage’s former direct parent and debtor affiliate, NewPage Holding Corporation (“NP Holding”) and NewPage’s former indirect parent and debtor affiliate, NewPage Group Inc. (“NP Group”), dismissed their Chapter 11 cases and did not emerge on the Emergence Date.
On September 7, 2011, NP Group, NP Holding, NewPage, and the following U.S. subsidiaries: Chillicothe Paper Inc., Escanaba Paper Company, Luke Paper Company, NewPage Canadian Sales LLC, NewPage Consolidated Papers Inc., NewPage Energy Services LLC, NewPage Port Hawkesbury Holding LLC, NewPage Wisconsin System Inc., Rumford Paper Company, Upland Resources, Inc., and Wickliffe Paper Company LLC (collectively, the “Debtors”) commenced voluntary cases (“Chapter 11 Proceedings”) under Chapter 11 of the United States Bankruptcy Code, as amended (“Chapter 11”), in the United States Bankruptcy Court for the District of Delaware (Case Nos. 11-12804 through 11-12817) (“Bankruptcy Court”). Our subsidiary, Consolidated Water Power Company, was not a part of the Chapter 11 Proceedings. Separately, on September 6, 2011, our former Canadian subsidiary, NewPage

Port Hawkesbury Corp. (“NPPH”), commenced proceedings seeking creditor protection under the Companies’ Creditors Arrangement Act of Canada (the “CCAA Proceedings”).
In connection with the CCAA Proceedings, NPPH was placed under the jurisdiction of the Canadian court and a court-appointed monitor. On September 25, 2012, the NPPH plan of compromise and arrangement was sanctioned by the Canadian court. Pursuant to the NPPH plan, NPPH was sold on September 28, 2012, and the monitor delivered C$31 to the Bank of New York Mellon, as collateral trustee under the collateral trust agreement dated May 2, 2005, to be held in trust for the benefit of the holders of NewPage’s first-lien notes, second-lien notes and subordinated notes. Upon emergence from Chapter 11, the collateral trustee distributed the funds in accordance with the collateral trust agreement and the subordinated notes indenture, the Chapter 11 plan and an order of the Bankruptcy Court in the Chapter 11 Proceedings.
Upon implementation of the Chapter 11 plan, the Debtors were reorganized through the consummation of several transactions pursuant to which, among other things:

•	each of the Debtors' operations were continued in substantially the same form;

•
all allowed pre-petition and post-petition secured claims (other than holders of First Lien Notes Claims, defined below), administrative expense claims and priority claims were paid in full in cash, including accrued interest, if applicable, and all pre-petition and post-petition debtor in possession credit facilities were terminated;

•
holders of allowed claims (“First Lien Notes Claims” or “First Lien Noteholders”) arising from the Debtors’ pre-petition 11.375% Senior Secured Notes (“First Lien Notes”) received on account of their claims their pro rata share of (i) common stock issued by NewPage Holdings and (ii) $103 cash;

•
a litigation trust (“Litigation Trust”) was formed for the purpose of administering the Litigation Trust assets and distributions, and evaluating and prosecuting objections to disputed general unsecured claims and pursuing other litigation claims, pursuant to the Chapter 11 plan;

•
holders of pre-petition unsecured claims (other than qualified trade creditors, described below) and undersecured claims received their pro rata share of a cash payment of $30 made to the Litigation Trust by the Debtors upon emergence and beneficial interests in the Litigation Trust which included, among other items, $40 of cash related to the Stora Enso settlement;

•
the purchase of a paper machine located at the Stevens Point mill (“PM 35”), previously under a capital lease, pursuant to the Stora Enso settlement, for a total purchase price of $54, consisting of $40 in cash paid to the Litigation Trust and $14 in cash paid to Stora Enso;

•
holders of general unsecured claims that elected to become qualified trade creditors by agreeing to provide favorable credit terms to us received a cash recovery of 15% of their allowed claim, payable over two years;

•
all equity interests in NewPage and its former parent entities, NP Holding and NP Group existing immediately prior to the Emergence Date, including common stock, were discharged, canceled, released and extinguished;

•	NewPage Investment issued one unit, representing sole ownership, to NewPage Holdings.

NewPage issued 100 shares of common stock to NewPage Investment;

•	NewPage Holdings issued an aggregate of 7,080,000 shares of NewPage Holdings common stock, par value $0.001 per share, to the distribution agent for the benefit of the First Lien Noteholders;

•
the 2012 Long-Term Incentive Plan became effective and awards representing 371,310 shares of NewPage Holdings common stock (315,614 stock options and 55,696 restricted stock units) were granted out of a total of 786,667 shares reserved for issuance under the Long-Term Incentive Plan;

•	various previously existing employee benefit plans, including pension and other post-employment benefit plans were reinstated with certain modifications;

•	the Debtors' assets were retained by, and were reinvested in, us; and

•	we entered into a $500 senior secured exit term loan credit facility and a $350 revolving credit facility.
While we resolved our Chapter 11 claims by December 31, 2013, some proofs of claims remained in dispute. Disputed proofs of claims will be resolved by the Litigation Trust, and any resolution of those claims should not impact us.
Events prior to emergence from Chapter 11 Proceedings

During the Chapter 11 Proceedings, the Debtors remained in possession of their U.S. assets and properties and operated their U.S. business and managed their properties as debtors in possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11. In general, the Debtors were authorized to operate as ongoing businesses, but could not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court.
Subject to certain exceptions under Chapter 11, the Debtors’ filings automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors and their respective property to recover, collect or secure a claim arising prior to the filing of the Chapter 11 Proceedings. Chapter 11 gave the Debtors the ability to reject certain contracts, subject to Bankruptcy Court oversight. The Debtors engaged in a review of their respective various agreements and rejected a number of unfavorable agreements and leases, including leases of real estate and equipment. The creditors affected by these actions were given the opportunity to file proofs of claims in the Chapter 11 Proceedings.
Reorganization items, net
ASC 852 requires separate disclosure of reorganization items such as realized gains and losses from the settlement of pre-petition liabilities, provisions for losses resulting from the reorganization and restructuring of the business, as well as professional fees and other expenses directly related to the reorganization process under the Chapter 11 Proceedings.

Reorganization items, net consist of:

	Predecessor
	Year Ended December 31,
	2012	2011
Professional fees(1)	$70	$21
Debtor in possession financing costs(2)	4	22
Write-off of debt discounts, premiums and issuance costs(3)	—	12
Provision for rejected executory contracts	31	4
Gain on deconsolidation of Canadian subsidiary(4)	—	(18)
Loss due to changes in pension plans pursuant to the Chapter 11 plan	25	—
Loss related to tax impact of the Chapter 11 plan	80	—
Gain on extinguishment of debt	(2,263)	—
Loss on fresh start revaluation	759	—
Adjustment to PM35 assets pursuant to Stora Enso settlement	16	—
Other(5)	(10)	45
	$(1,288)	$86
______________________________

(1)
Professional fees directly related to the Chapter 11 Proceedings, ongoing monitoring and establishment of a reorganization plan, including legal, accounting and other professional fees and including certain professional fees incurred by our creditors in connection with the Chapter 11 Proceedings, as required by the Bankruptcy Court.

(2)	Debtor in possession financing costs incurred during 2011 and 2012 in connection with entering into the debtor in possession credit agreement.

(3)	Write-off of debt discounts, premiums and deferred financing fees associated with our pre-petition second-lien debt, subordinated debt, and unsecured debt.

(4)	Represents the gain on deconsolidation of our former Canadian subsidiary. See Note 10 for additional information.

(5)	Primarily associated with adjustments of reserves to estimated allowed claims.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Estimates and assumptions
The preparation of these consolidated financial statements required management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
Fresh start accounting
As discussed in Note 1, we applied fresh start accounting as of the December 31, 2012 Convenience Date. Under fresh start accounting, the reorganization value, as derived from the enterprise value established in the Chapter 11 plan, was allocated to our assets and liabilities based on their fair values (except for deferred income taxes and pension and OPEB projected benefit obligations) in accordance with ASC 805, with the excess of reorganization value over the net asset value recorded as goodwill. The amount of deferred income taxes recorded was determined in accordance with ASC 740. The amount of pension and OPEB projected benefit obligations recorded was determined in accordance with ASC 715. Therefore, all assets and liabilities reflected in the Consolidated Balance Sheet of the Successor Company were recorded at fair value or, for deferred income taxes and pension and OPEB projected benefit obligations, in accordance with the respective accounting policy described below.

Cash equivalents
Highly liquid securities with an original maturity of three months or less are considered to be cash equivalents.
Foreign currency translation
The statements of operations of our former Canadian entity, prior to its deconsolidation (see Note 10 for additional information), whose functional currency was the Canadian dollar, are translated into U.S. dollars using the average exchange rates for the period and the balance sheets are translated using the exchange rates at the reporting date. Exchange rate differences arising from the translation of the net investments in foreign entities are recorded as a component of accumulated other comprehensive income (loss).
Concentration of credit risk
We are potentially subject to concentrations of credit risk related to our accounts receivable. The majority of accounts receivable are with paper merchants, printers and publishers. We limit our credit risk by performing ongoing credit evaluations and, when deemed necessary, by requiring accelerated payment terms, letters of credit, guarantees or collateral. For the year ended December 31, 2013, sales to our largest two customers were 13% and 12% of net sales. For the year ended December 31, 2012 sales to our largest two customers were 14% and 12% of net sales. For the year ended December 31, 2011, sales to our largest two customers were 16% and 12% of net sales. Accounts receivable at December 31, 2013, relating to our largest two customers, were 15% and 10% of accounts receivable, net. Accounts receivable at December 31, 2012, relating to our two largest customers, were 12% and 10% of accounts receivable, net. Our ten largest customers accounted for approximately 52%, 52% and 54% of our net sales for the years ended December 31, 2013, 2012 and 2011.
On January 28, 2014, xpedx and Unisource announced that they had entered into an agreement to merge their businesses and that they expect the transaction to be completed in mid-2014 subject to certain closing conditions. We are unable to predict the impact the merger may have on our business.

Inventories
Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) method for substantially all raw materials and finished goods. Cost of all other inventories, mainly stores and supplies inventories, is determined by the average cost and first-in, first-out methods.
Amortizable intangible assets
Amortizable intangible assets, which consist primarily of trademarks/trade names and customer relationships, are stated at fair value as of December 31, 2012, as a result of the application of fresh start accounting and are stated at cost less accumulated amortization for periods subsequent to December 31, 2012.
Trademarks/trade names and customer relationships are amortized on a straight-line basis with lives of 10 years and are evaluated periodically for potential impairment if events or circumstances indicate a possible inability to recover their carrying amounts.

Goodwill
We review the carrying value of goodwill for impairment in the fourth quarter of each year or more frequently, if an event or circumstance occurs that triggers such an interim review. The evaluation for goodwill impairment is performed by applying a two-step test. The first step is to compare the reporting unit’s fair value with its respective carrying value, including goodwill. If a reporting unit’s fair value exceeds its carrying value, no impairment loss is recognized. If a reporting unit’s carrying value exceeds its fair value, an impairment charge is recorded equal to the difference between the carrying value of the reporting unit’s goodwill and the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The excess of the fair value of the reporting unit over the fair value of the identifiable net assets of the reporting unit as of Emergence Date was the implied fair value of goodwill.
Property, plant and equipment
As a result of our adoption of fresh start accounting on the Emergence Date, property, plant and equipment was stated at fair value with useful lives generally ranging from 1 to 40 years. For newer assets, owned assets are recorded at cost. Costs of renewals and betterments of properties are capitalized. The cost of plant and equipment is depreciated utilizing the straight-line method over the estimated useful lives of the assets, which range from 20 to 40 years for buildings, 5 to 30 years for machinery and equipment and 10 years for land improvements.
Maintenance Cost
Predecessor Company
Costs of maintenance and repairs are charged to expense using the direct-expensing method, whereby costs are recorded in the statement of operations in the same period that they are incurred.
Successor Company
Maintenance costs for planned major maintenance shutdowns are deferred over the period in which the maintenance shutdowns occur and expensed ratably over the period until the next planned major shutdown, as we believe that operations benefit throughout that period from the maintenance work performed. Other maintenance costs are expensed as incurred.
Impairment of long-lived assets, other than goodwill
We periodically evaluate whether current events or circumstances indicate that the carrying value of our long-lived assets to be held and used may not be recoverable. If these circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists. We report an asset held for sale at the lower of its carrying value or its estimated net realizable value.
Derivative financial instruments
We periodically use derivative financial instruments as part of our overall strategy to manage exposure to market risks associated with natural gas price fluctuations. We do not hold or issue derivative financial instruments for trading purposes. We regularly monitor the credit-worthiness of the counterparties to our derivative instruments in order to manage our credit risk exposures under these agreements. Our risk of loss in the event of nonperformance by any counterparty under derivative financial instrument agreements is not considered significant by management. These derivative instruments are measured at fair value and are classified as other assets or other long-term obligations on our Consolidated Balance Sheets depending on the fair value of the instrument. For a derivative designated as a cash-flow hedge, the effective portion of the change in the fair value of the derivative is recorded in Accumulated other comprehensive income (loss) and is recognized in the Consolidated Statements of Operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash-flow hedges and derivative financial instruments not designated as hedges are recognized immediately in earnings.
Fair value of financial instruments
The fair value of debt is based upon quoted market prices for the same or similar issues or on the current interest rates available to us for debt of similar terms and maturities which are level 2 inputs in the fair value hierarchy. We measure the fair values of interest rate swaps using observable interest-rate yield curves for comparable assets and liabilities at commonly quoted intervals. We measure the fair values of foreign currency forward contracts based on current quoted market prices for similar contracts. We measure the fair values of natural gas contracts based on natural gas futures contracts priced on the New York Mercantile Exchange (“NYMEX”).
Environmental
Environmental expenditures that increase useful lives of assets are capitalized, while other environmental expenditures are expensed. Liabilities are recorded when remedial efforts are probable and the costs can be reasonably estimated.
Landfills and other asset retirement obligations
We evaluate obligations associated with the retirement of tangible long-lived assets, primarily costs related to the closure and post-closure monitoring of our owned landfills, and record a liability when incurred. Subsequent to initial measurement, we recognize changes in the amount of the liability resulting from the passage of time and revisions to either the timing or amount of estimated cash flows.
Pension and other postretirement benefits
We maintain various defined benefit pension and other postretirement benefit plans in the United States. The plans are generally funded through payments to pension funds.
Defined benefit pension and other postretirement benefit expense is recorded on a full accrual basis, as opposed to a cash-paid basis, and is reflected in the Consolidated Statements of Operations over the expected working lives of the employees provided with such benefits. The economic and demographic assumptions used in calculating defined benefit pension and other postretirement benefit expense are reviewed and updated periodically to the extent that local market economic conditions and demographics change. Actual results that differ from assumptions are accumulated and amortized over future periods and, therefore, affect expense in future periods. Unrecognized prior service cost and actuarial gains and losses are amortized over the average remaining service of the participants.
Revenue recognition
We recognize revenue at the point when title and the risk of ownership passes to the customer. Substantially all of our revenues are generated through product sales, and shipping terms generally indicate when title and the risk of ownership have passed. Revenue is recognized at the time of shipment for sales where shipping terms transfer title and risk of loss at the shipping point. For sales where shipping terms transfer title and risk of loss at the destination point, revenue is recognized when the goods are received by the customer. For sales made under consignment programs, revenue is recognized in accordance with the terms of the contract. We provide allowances for estimated returns and other customer credits, such as discounts and volume rebates, when the revenue is recognized based on historical experience. Sales of byproducts produced during the manufacturing process are recognized as a reduction of cost of sales. We do not recognize sales taxes collected from customers as revenue; rather we record revenue on a net basis in our statements of operations.
International sales
We had net sales to customers outside of the United States of $290, $221 and $255 for the years ended December 31, 2013, 2012 and 2011. We have no material long-lived assets outside of the United States.
Income taxes
Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities reflect the enacted tax rates in effect for the years the differences are expected to reverse. We evaluate the need for a deferred tax asset valuation allowance by assessing whether it is more likely than not that we will realize the deferred tax assets in the future. We recognize all income tax-related interest expense and statutory penalties imposed by taxing authorities as income tax expense.
Equity compensation
We use the graded vesting attribution method for recognizing stock compensation cost whereby the cost for a stock award is determined on a straight-line basis over the service period for each separate vesting portion of the award as if the award was multiple awards. Stock based awards that will be settled in cash or otherwise require liability classification are recognized as a liability, which is re-measured at fair value as of each balance sheet date. The cumulative effect of the change in fair value is recognized in the period of the change as an adjustment to compensation cost.

Reorganization items, net
ASC 852 requires separate disclosure of reorganization items such as realized gains and losses from the settlement of pre-petition liabilities, provisions for losses resulting from the reorganization and restructuring of the business, as well as professional fees and other expenses directly related to the reorganization process under the Chapter 11 Proceedings. See Note 2 for additional information.

Earnings per share
Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. In computing diluted net income (loss) per common share, incremental shares issuable upon the assumed exercise of stock options are added to the weighted-average number of common shares outstanding, if dilutive. For the year ended December 31, 2013, 22,162 weighted average potentially dilutive shares from outstanding restricted stock units were excluded from the diluted earnings per share calculation due to the anti-dilutive effect such shares would have on net loss per common share. There were no dilutive or anti-dilutive securities impacting the earnings per share calculation during 2012 and 2011.

4.    INVENTORIES

Inventories as of December 31, 2013 and 2012 consist of:

	Successor
	2013	2012
Finished and in-process goods	$343	$301
Raw materials	86	98
Stores and supplies	91	73
	$520	$472

Approximately 82% and 84% of inventories at December 31, 2013 and 2012 are valued using the LIFO method. If inventories had been valued at current costs, they would have been valued at $489 at December 31, 2013. Our inventory was revalued at the Emergence Date and that valuation became the new LIFO book basis for accounting purposes at December 31, 2012.

5.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of December 31, 2013 and 2012 consist of:

	Successor
	2013	2012
Land and land improvements	$65	$65
Buildings	163	156
Machinery and other	1,106	1,056
Construction in progress	47	37
	1,381	1,314
Less: accumulated depreciation and amortization	(173)	—
	$1,208	$1,314

Our property, plant and equipment was revalued at the Emergence Date and that valuation became the new book basis for accounting purposes at December 31, 2012.

6.    INTANGIBLE ASSETS
Goodwill
On the Emergence Date, $10 of goodwill was recorded in connection with the adoption of fresh start accounting representing the excess of reorganization value over the fair value of identifiable net assets. See Note 3 for our policy on review of goodwill carrying value for impairment. No impairment was recorded in 2013.

Amortizable intangible assets

Amortizable intangible assets, net as of December 31, 2013 and 2012 were comprised of the following:

	Successor
	2013			2012
	Gross Carrying value	Accumulated Amortization	Net	Gross Carrying value	Accumulated Amortization	Net
Customer Relationships	$45	$4	$41	$45	$—	$45
Trademarks/Trade Names	25	3	22	25	—	25
	$70	$7	$63	$70	$—	$70

In connection with the adoption of fresh start accounting on the Emergence Date, intangible assets and related accumulated amortization of the Predecessor Company were eliminated. Intangible assets of the Successor Company were identified and valued at their fair value. The life over which our intangible assets will be amortized is 10 years. Amortization expense for 2013, 2012 and 2011 was $7, $6 and $5. We estimate that the amortization expense will be approximately $7 per year for each of the next five years. Actual amounts of amortization expense may differ from the estimated amounts due to changes in the carrying amount of those assets as a result of potential impairments, impairment charges of intangible assets, intangible asset additions, accelerated amortization of intangible assets, acquisitions and other factors.

7.    FINANCIAL INSTRUMENTS
Derivative Financial Instruments
Natural Gas
In order to hedge the future cost of natural gas consumed at our mills, we engage in financial hedging of future gas purchase prices, designated as cash flow hedges. We hedge with natural gas swap agreements that are priced based on NYMEX natural gas futures contracts. We measure the fair values of our natural gas contracts based on natural gas futures contracts priced on the NYMEX. As of December 31, 2013 we were party to natural gas swap agreements for notional amounts aggregating 7,860,000 MMBTU’s or approximately $32 of planned natural gas purchases over the next two years. These natural gas swap agreements expire through September 2015 and represent approximately 50% of our total planned natural gas consumption over the term of the agreements.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of December 31, 2013 and 2012, our financial assets and liabilities measured on a recurring basis consisted of natural gas financial hedge contracts. The fair values (level 2) and carrying amounts of these contracts are not material to our financial statements for the periods presented.

Assets and Liabilities Not Carried at Fair Value

The fair value of debt is based upon quoted market prices for the same or similar issues or on the current interest rates available to us for debt of similar terms and maturities, which are level 2 inputs in the fair value hierarchy. Our exit financing term loan facility was recorded at face value less original issue discount, which represented fair value upon issuance at the Emergence Date. Details of our debt are as follows:

	Successor
	December 31, 2013		December 31, 2012
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Debt:
Floating rate senior secured term loan	$508	$487	$503	$490
Revolving credit facility	—	—	—	—
	$508	$487	$503	$490

Other Fair Value Disclosures
See Note 11 for fair value information of pension plan assets. At December 31, 2013 and 2012, the carrying amounts of all other assets and liabilities that qualify as financial instruments approximated their fair value.

8.    OTHER CURRENT LIABILITIES

Other current liabilities as of December 31, 2013 and 2012 consist of:

	Successor
	2013	2012
Payroll and employee benefit costs	$105	$85
Other	72	52
	$177	$137

9.    LONG-TERM DEBT
The balances of long-term debt as of December 31, 2013 and 2012 are as follows:

	Successor
	2013	2012
Floating rate senior secured term loan (LIBOR plus 6.50%)	$487	$490
Revolving credit facility	—	—
	487	490
Less: current portion of long-term debt	—	(5)
Long-term debt	$487	$485

New Financing
On February 11, 2014, we entered into a $750 senior secured term loan facility led by Credit Suisse Securities (USA) LLC and a $350 senior secured asset-backed revolving credit facility led by Barclays Bank PLC. See Note 19 for additional information.
As a result of this refinancing, $25 in principal payments on the exit financing term loan that were due in the next 12 months from December 31, 2013, were reclassified to long-term as of December 31, 2013.
Exit Financing (Successor)
On December 21, 2012, NewPage and each of its material, wholly-owned U.S. subsidiaries entered into a credit and guaranty agreement for a $500 term loan facility (“Term Loan”) led by Goldman Sachs Lending Partners LLC and a credit agreement for a $350 revolving credit facility (“Revolver”) led by J.P. Morgan Securities LLC. Substantially all of NewPage’s material assets are pledged as collateral for the Term Loan and Revolver and both facilities are guaranteed by NewPage Investments Company LLC and each of its direct U.S. subsidiaries.

$500 Senior Secured Exit Term Loan Credit Facility due 2018

The Term Loan, with a maturity date of December 21, 2018, was with Goldman Sachs Lending Partners LLC, as syndication agent, Barclays Bank PLC, as administrative agent and collateral agent, and J.P. Morgan Securities LLC, as documentation agent. All three of these parties were joint lead arrangers and joint bookrunners.

Borrowings under the Term Loan bore interest at a rate equal to, at NewPage’s option, the base rate or the Eurodollar rate, in each case plus an applicable margin. The base rate under the Term Loan equaled the greater of (i) the U.S. prime rate, (ii) the federal funds effective rate plus 0.5% or, (iii) the adjusted Eurodollar rate plus 1%. The applicable margin for base rate loans was 5.5% and the applicable margin for Eurodollar loans was 6.5%. The Eurodollar rate was subject to a floor of 1.25%.
The interest in effect for the Term Loan at December 31, 2013 was 7.75%.
Scheduled principal payments on the Term Loan were due quarterly and began on March 31, 2013. Quarterly installments due were $1.25 for each quarter ending in 2013 and $6.25 for each quarter ending in 2014 through 2018 with the final principal payment and remaining balance due on December 21, 2018. The Term Loan included a requirement to prepay the Term Loan annually by an aggregate amount equal to 75% of the consolidated excess cash flow for the year ending December 31, 2013 and 50% of such consolidated excess cash flow for each fiscal year thereafter. The payment was due no later than 120 days after the end of the fiscal year. If NewPage's net leverage ratio as of the last day of such fiscal year was equal to or below 1.50:1.00, but greater than 1.00:1.00, then the payment amount was reduced to 25% of consolidated excess cash flow and if equal to or below 1.00:1.00 then no payment was required. Any payments so made from excess cash flow reduce the scheduled principal payments on the Term Loan.

At December 31, 2013, future minimum principal payments of debt related to the Term Loan were: $25 in each of 2014, 2015, 2016 and 2017; and $395 in 2018. See Note 19 for additional information on the refinancing of the Term Loan on February 11, 2014.

NewPage was able to voluntarily repay amounts against the Term Loan in whole or in part, at any time. Prepayments in 2014 and 2015 were subject to 2% and 1% premiums. NewPage was required to make repayments against the Term Loan anytime it had proceeds from asset sales or insurance/condemnation proceeds unless NewPage invested such proceeds in long-term assets for the business within one year of an asset sale. NewPage was also required to make repayments against the Term Loan from any proceeds from the issuance of debt or in the event that consolidated excess cash flow existed at the end of any fiscal year. Any payments made under the excess cash flow sweep reduced the scheduled principal payments on the Term Loan.

$350 Revolving Credit Agreement

The Revolver was with certain lenders and J.P. Morgan Chase Bank, N.A., as administrative agent and co-collateral agent along with Wells Fargo Bank, N.A., co-collateral agent.

The Revolver, with a maturity date of December 21, 2017, provided for an asset-based, revolving credit facility with an aggregate lender commitment of up to $350 at any time outstanding, subject to borrowing base availability, including $30 swingline sub-facility and a $200 letter of credit sub-facility.

As of December 31, 2013, we had $317 available for borrowings after reduction for $33 in letters of credit. As of December 31, 2013, there were no borrowings outstanding on the revolving credit facility.

The Revolver availability under the facility was subject to a borrowing base, which at any time was equal to: the sum of (i) 85% of eligible accounts receivable plus (ii) the lesser of 75% of eligible inventory of NewPage or 85% of the net orderly liquidation value of eligible inventory of NewPage, minus reserves established by the co-collateral agents.

Borrowings under the Revolver bore interest at a rate equal to, at NewPage’s option, the base rate or the Eurodollar rate, in each case plus an applicable margin. The base rate under the Revolver equaled the greater of: (i) the U.S. prime rate, (ii) the federal funds rate plus 0.5%, or (iii) the Eurodollar rate for a one month interest period plus 1.0%. The initial applicable margin was 1.00% with respect to the base rate borrowings and 2.00% with respect to the Eurodollar borrowings. The applicable margin was subject, in each case, to monthly pricing adjustments based on the average monthly excess availability under the Revolver, with such adjustments commencing after the end of the second full fiscal quarter following the Emergence Date.

In addition to paying interest on the outstanding borrowings under the Revolver, NewPage was required to pay a fee in respect of committed but unutilized commitments equal to 0.375% per annum. NewPage was also required to pay a fee on the outstanding letters of credit under the Revolver at a rate equal to the applicable margin in respect of Eurodollar borrowings, plus a fronting fee of 0.125% per annum on the average daily amount of the outstanding letters of credit.

NewPage was able to voluntarily repay amounts against the Revolver in whole or in part, at any time without premium or penalty. NewPage was required to make repayments against the Revolver anytime it had outstanding loans under the Revolver that exceeded the maximum availability then in effect. NewPage was also required to use net proceeds from certain significant asset sales to repay outstanding Revolver loans, but could re-borrow following such prepayments if the conditions to borrowing were met.

The Term Loan and Revolver contained customary covenants for asset-based credit agreements of this type, including, among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) requirements to pay all taxes imposed, properly maintain all assets and properties and maintain appropriate insurance for the assets, properties and businesses of NewPage; (iii) restrictions on the existence or incurrence and repayment of indebtedness, including restrictions on incurrence of any sale and lease back transactions or incurrence of capital leases in excess of $50 in aggregate; (iv) restrictions on the existence or incurrence of liens; (v) restrictions on making certain restricted payments; (vi) restrictions on making certain investments; (vii) restrictions on certain mergers, consolidations and asset dispositions; (viii) restrictions on transactions with affiliates; (ix) restrictions on modifications to material indebtedness; and (x) requirements related to maximum net leverage ratios and a minimum fixed charge coverage ratio. Subject to customary grace periods and notice requirements, the Term Loan and Revolver also contained customary events of default.

Interest Expense

As a result of the stay of claims pursuant to the Chapter 11 Proceedings we were not obligated to pay interest on pre-petition unsecured or under-secured debt. We did continue to make interest payments on the First-Lien Notes. However, in 2012, $63 of post-petition First-Lien Notes interest expense was reversed into income as it was re-characterized as a principal reduction. This interest was previously expensed in 2011. While in Chapter 11, we did not accrue or pay interest or make debt service payments on the other unsecured or under-secured debt which has resulted in a reduction of our cash outflow related to debt service of approximately $321 in 2012 and $38 from the bankruptcy filing on September 7, 2011 through December 31, 2011.
10.    PORT HAWKESBURY SUBSIDIARY
Deconsolidation
On September 6, 2011, NPPH brought a motion before the Supreme Court of Nova Scotia to commence proceedings to seek creditor protection under the CCAA. Initial orders were issued by the Supreme Court of Nova Scotia on September 9, 2011 commencing the CCAA Proceedings and approving a settlement and transition agreement transferring certain current assets to NewPage against a settlement payment of $25 and in exchange for being relieved of all liability associated with NPPH. In connection with the CCAA Proceedings, NPPH was placed under the jurisdiction of the Canadian court and the court-appointed Monitor, Ernst & Young (“Monitor”). On September 16, 2011, production ceased at NPPH.
As a result of the CCAA Proceedings and the approval of the settlement and transition agreement, we deconsolidated our NPPH subsidiary effective September 6, 2011, due to our loss of control over this entity. As a result of the deconsolidation, we adopted the cost method of accounting for our investment in NPPH. Upon adoption of the cost method, we evaluated our investment in NPPH for impairment and determined that our entire investment had experienced an other-than-temporary decline in value and was fully impaired. As a result of the de-recognition of the assets and liabilities, combined with the settlement payment and fair value of the remaining equity interest, the deconsolidation of the NPPH subsidiary resulted in an $18 gain recorded in Reorganization items, net.
On September 25, 2012, the NPPH plan of compromise and arrangement (“NPPH Plan”) was sanctioned by the Canadian court. Pursuant to the NPPH Plan, NPPH was sold on September 28, 2012 and the Monitor delivered C$31 to the Bank of New York Mellon, as “Collateral Trustee” under the collateral trust agreement dated May 2, 2005, which was held in trust for and later distributed directly to the First Lien Noteholders on the Effective Date of our Chapter 11 plan.

11.    RETIREMENT AND OTHER POSTRETIREMENT BENEFITS
We provide retirement benefits for certain employees. In the U.S., pension benefits are provided through employer-funded qualified and non-qualified (unfunded) defined benefit plans and are a function of either years worked multiplied by a flat monetary benefit, or years worked multiplied by the highest five year’s average earnings out of the last ten years of an employee’s pension-eligible service. Effective January 1, 2009, the existing defined benefit plan was frozen for U.S. salaried employees and was replaced with a cash balance plan. Effective December 31, 2010, benefit accruals to the cash balance pension plan were also frozen. Accrued benefits will continue to earn annual interest credits, but participants will no longer earn cash balance benefit credits. Effective September 1, 2011, we terminated a non-qualified defined benefit pension plan in the United States. Effective March 31, 2013 the defined benefit plan for hourly employees was frozen to new entrants and benefit accruals were frozen for a designated population. Over the next few years, the remaining population will continue receiving service accruals toward their pension benefits but will no longer be receiving multiplier increases.

During 2011, workers at our Central Wisconsin, Escanaba and Rumford mills ratified collective bargaining agreements with various unions, resulting in an adjustment to increase the benefit liability in the U.S. pension plans by $36 with an offset to accumulated other comprehensive income (loss) and an adjustment to reduce the benefit liability in the U.S. other postretirement benefit plans by $19 with an offset to accumulated other comprehensive income (loss), from a change in participant eligibility requirements.

As a result of the Chapter 11 filing, our underfunded pension and other postretirement benefit obligations for our U.S. plans were reclassified from other long-term obligations to liabilities subject to compromise in our Consolidated Balance Sheets as of December 31, 2011. Also, during the Chapter 11 proceedings, all of our labor unions entered into a comprehensive bargaining agreement freezing the union pension plan to new entrants as of March 31, 2013, emphasizing the defined contribution plan for the delivery of retirement benefits. Under the terms of the agreement, all negotiated future pension multiplier increases will be honored. After the last increase goes into effect for each union, covered employees will then receive additional employer contributions to their accounts within NewPage Holdings' defined contribution plan. Long-service employees over a certain age were given the option of staying in the current pension plan arrangement or moving to the new defined contribution approach.

In Canada, prior to the deconsolidation of our Canadian subsidiary described in Note 10, pension benefits were provided through employer- and employee-funded defined benefit plans and benefits were a function of years worked and average final earnings during an employee’s pension-eligible service. Certain of the pension benefits were provided in accordance with collective bargaining agreements. Where pre-funding was required, independent actuaries determined the employer contributions necessary to meet the future obligations of the plans and such plan assets were held in trust for the plans.

We also provide other retirement and post-employment benefits for certain employees, which may include healthcare benefits for certain retirees prior to their reaching age 65, healthcare benefits for certain retirees on and after their reaching age 65, long-term disability benefits, continued group life insurance and extended health and dental benefits. These benefits are provided through various employer- and/or employee-funded postretirement benefit plans. We generally fund the employer portion of these other postretirement benefits on a pay-as-you-go basis. For certain U.S. postretirement healthcare plans, employer contributions toward the annual healthcare premium equivalent for retirees are limited to a specific monetary value or percentage. In these cases, the remainder of the premium equivalent is the responsibility of the retiree. Certain of the other postretirement benefits are provided in accordance with collective bargaining agreements.

We also sponsor defined contribution plans for certain U.S. employees. Employees may elect to contribute a percentage of their salary on a pre-tax basis, subject to regulatory limitations, into an account with an independent trustee which can then be invested in a variety of investment options at the employee’s discretion. We may also contribute to the employee’s account depending upon the requirements of the plan. For certain employees, these employer contributions may be in the form of a specified percentage of each employee’s total compensation or in the form of discretionary profit-sharing that may vary depending on the achievement of certain company objectives. Certain of the U.S. defined contribution benefits are provided in accordance with collective bargaining agreements. During the years ended December 31, 2013, 2012 and 2011, we incurred expenses of $25, $19 and $16 for employer contributions to these defined contribution plans.

The following tables set forth the changes in the benefit obligation relating to defined benefit pension and other postretirement benefits and fair value of plan assets during the year and also the funded status of our defined benefit pension and other postretirement benefit plans showing the amounts recognized in our Consolidated Balance Sheets as of December 31, 2013 and 2012. The tables below also reflect the effects on the Canadian pension and other postretirement benefit plans resulting from the deconsolidation of our Canadian subsidiary (see Note 10).

	Successor	Predecessor
	Pension Plans
	U.S. Plans
	2013	2012
Benefit obligation at beginning of period	$1,495	$1,320
Service cost	14	17
Interest cost	61	65
Plan participant contributions	—	—
Benefits paid	(89)	(60)
Plan amendments	—	3
Foreign currency exchange rate changes	—	—
Actuarial (gains) losses	(159)	163
Application of fresh start accounting	—	(13)
Benefit obligation at end of period (2012: Successor)	1,322	1,495

Fair value of plan assets at beginning of period	1,029	943
Actual return on plan assets	131	119
Plan participant contributions	—	—
Employer contributions	41	27
Benefits paid	(89)	(60)
Foreign currency exchange rate changes	—	—
Fair value of plan assets at end of period (2012: Successor)	1,112	1,029

Funded status at end of period (2012: Successor)	$(210)	$(466)

Included in the balance sheet (2012: Successor)
Other long-term obligations	$(210)	$(466)
Total liability	$(210)	$(466)

Weighted-average assumptions:
Discount rate	5.0%	4.2%

	Successor	Predecessor
	Other Postretirement Plans
	U.S. Plans
	2013	2012
Benefit obligation at beginning of period	$74	$94
Service cost	1	2
Interest cost	2	4
Benefits paid	(13)	(12)
Plan amendments	—	(8)
Actuarial (gains) losses	(4)	(6)
Benefit obligation at end of period (2012: Successor)	60	74

Fair value of plan assets at beginning of period	—	—
Employer contributions	13	12
Benefits paid	(13)	(12)
Fair value of plan assets at end of period (2012: Successor)	—	—

Funded status at end of period (2012: Successor)	$(60)	$(74)

Included in the balance sheet (2012: Successor)
Other current liabilities	$(11)	$(14)
Other long-term obligations	(49)	(60)
Total net asset (liability)	$(60)	$(74)

Weighted-average assumptions:
Discount rate	4.2%	3.4%

The assumed discount rates used in determining the benefit obligations were determined by reference to the yield of a settlement portfolio from a universe of high quality bonds across the full maturity spectrum generally rated at Aa maturing in conjunction with the expected timing and amount of future benefit payments.

As a result of our application of fresh start accounting, there were no amounts in accumulated other comprehensive income (loss) before tax as of December 31, 2012. The amounts in accumulated other comprehensive income (loss) before tax that had not been recognized as components of net periodic defined benefit pension and other postretirement benefit cost as of December 31, 2013 is as follows:

	Successor
	2013
	Pension Plans	Other Post- retirement Plans	Total
Unrecognized net actuarial gains (losses)	$219	$4	$223
Net prior service (cost) credit	—	—	—
Total accumulated other comprehensive income (loss)	$219	$4	$223

The components of other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) are as follows:

	Successor
	2013
	Pension Plans	Other Post-retirement Plans
	U.S.	U.S.	Total
Net actuarial gains (losses)	$219	$4	$223
Total recognized in other comprehensive income (loss)	$219	$4	$223

			Predecessor
			2012
			Pension Plans	Other Post-retirement Plans
			U.S.	U.S.	Total
Net actuarial gains (losses)			$(115)	$6	$(109)
Amortization of net actuarial gains (losses)			18	—	18
Net prior service (cost) credit			(3)	8	5
Amortization of net prior service credit			4	(15)	(11)
Net prior service (cost) credit due to curtailment			24	—	24
Application of fresh start accounting			425	(75)	350
Total recognized in other comprehensive income (loss)			$353	$(76)	$277

	Predecessor
	2011
	Pension Plans		Other Post- retirement Plans
	U.S.	Canada	U.S.	Canada	Total
Net actuarial gains (losses)	$(72)	$(7)	$(5)	$(1)	$(85)
Amortization of net actuarial gains (losses)	10	2	—	—	12
Net prior service (cost) credit	(35)	—	19	—	(16)
Amortization of net prior service credit	3	1	(13)	—	(9)
Foreign currency exchange rate changes	—	(2)	—	—	(2)
Deconsolidation of Canadian subsidiary	—	82	—	(8)	74
Total recognized in other comprehensive income (loss)	$(94)	$76	$1	$(9)	$(26)

The net actuarial gains for the U.S. defined benefit pension plans and the U.S. other postretirement benefit plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next year is $8 and zero.

Total accumulated benefit obligation ("ABO") as of December 31, 2013 and 2012 was $1,322 and $1,495 for all U.S. defined benefit pension plans.

The following shows the ABO, the projected benefit obligation (“PBO”) and the fair value of plan assets as of December 31, 2013 and 2012 for defined benefit pension plans where the ABO and PBO exceed the fair value of plan assets:

	Successor
	2013	2012
ABO	$1,322	$1,495
PBO	1,322	1,495
Fair value of assets	1,112	1,029

Plan Assets
The Investment Policy Committee (“IPC”), in consultation with our actuarial consultants, investment managers and investment consultant, has developed a diversified investment management program for the pension trusts that efficiently maximizes return and minimizes risk over the longer term, based on risk return and correlation assumptions established by the investment consultant. Funds are allocated among the trusts’ investment managers within asset allocation target ranges. The IPC believes that a strategic long-term asset allocation plan implemented in a consistent and disciplined manner will be the major determinate of investment performance. We believe the trusts have adequate liquidity to meet current and short-term obligations. Additionally, the strategy attempts to match long-term obligations with a long-duration bond strategy within the fixed income allocation. The IPC reviews the investment policy statements at least once per year. In addition, the portfolios are reviewed at least quarterly to determine their deviation from target weightings and are rebalanced as necessary.
The long-term strategic allocation target ranges for investments of the pension plans are as follows:

Cash and cash equivalents	0% to 5%
Equity securities	30% to 80%
Debt securities	20% to 40%
Real estate	0% to 10%
Other, including alternative investments	0% to 15%

The expected role of equity investments is to invest in well-diversified portfolios of domestic and international securities. The expected role of debt investments is to invest in well-diversified portfolios of debt instruments such that the average weighted duration does not exceed the duration of the Barclays Capital Aggregate Bond Index by more than approximately two years.
The expected long-term rates of return on plan assets were derived based on the capital market assumptions for each designated asset class under the respective trust’s investment policy. The capital market assumptions reflect a combination of historical performance analysis and the forward-looking return expectations of the financial markets.
The returns on these assets have generally matched the broader market. We are monitoring the effects of the market declines on our minimum pension funding requirements and pension expense for future periods.

The fair values of plan assets at December 31, 2013, by asset classification are as follows:

	Successor
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observ- able Inputs (Level 2)	Significant Unobserv- able Inputs (Level 3)
Registered investment companies (“RICs”) (1):
Global equity	$63	$63	$—	$—
Emerging markets equity	57	57	—	—
	120	120	—	—
Corporate debt (2):
Aaa to A-	25	—	25	—
Baa+ to Ba-	28	—	28	—
	53	—	53	—
Common/collective trusts (1):
Short term	3	—	3	—
U.S. equity	406	—	406	—
Global equity	56	—	56	—
International equity ex-U.S.	134	—	134	—
Long bond	116	—	116	—
Treasuries	46	—	46	—
	761	—	761	—

Government securities - other (3):
Aaa to A-	11	—	11	—
Baa+ to Baa-	2	—	2	—
	13	—	13	—
Other types of investments:
Government securities - U.S. (3)	54	—	54	—
Hedge funds multi-strategy (4)	60	—	—	60
Common stock - real estate (5)	33	33	—	—
Partnership/joint venture interests (6)	17	—	—	17
Cash and cash equivalents	1	1	—	—
	165	34	54	77
Total	$1,112	$154	$881	$77

The fair values of plan assets at December 31, 2012, by asset classification are as follows:

	Successor
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observ- able Inputs (Level 2)	Significant Unobserv- able Inputs (Level 3)
Registered investment companies (“RICs”) (1):
Global equity	$52	$52	$—	$—
Emerging markets equity	42	42	—	—
	94	94	—	—
Corporate debt (2):
Aaa to A-	28	—	28	—
Baa+ to Ba-	25	—	25	—
	53	—	53	—
Common/collective trusts (1):
Short term	2	—	2	—
U.S. equity	346	—	346	—
Global equity	50	—	50	—
International equity ex-U.S.	109	—	109	—
Long bond	127	—	127	—
Treasuries	50	—	50	—
	684	—	684	—

Government securities - other (3):
Aaa to A-	14	—	14	—
Baa+ to Baa-	3	—	3	—
	17	—	17	—
Other types of investments:
Government securities - U.S. (3)	53	—	53	—
Hedge funds multi-strategy (4)	68	—	—	68
Common stock - real estate (5)	42	42	—	—
Partnership/joint venture interests (6)	17	—	—	17
Cash and cash equivalents	1	1	—	—
	181	43	53	85
Total	$1,029	$137	$807	$85
______________________________
(1)Common/collective trusts and registered investment companies are valued using a Net Asset Value (“NAV”) provided by the manager of each fund. The NAV is based on the underlying net assets owned by the fund, divided by the number of shares or units outstanding. The fair value of the underlying securities within the fund, which are generally traded on an active market, are valued at the closing price reported on the active market on which those individual securities are traded.
(2)Corporate debt is valued primarily based on observable market quotations for similar bonds at the closing price reported on the active market on which the individual securities are traded. When such quoted prices are not available, the bonds are valued using a discounted cash flows approach using current yields on similar instruments of issuers with similar credit ratings.
(3)Government securities are valued based on yields currently available on comparable securities of issuers with similar credit ratings. When quoted prices are not available for identical or similar securities, the security is valued under a discounted cash flow approach that maximizes observable inputs, such as current yields of similar instruments, but includes adjustments for certain risks that may not be observable, such as credit and liquidity risks.
(4)Hedge funds are private investment vehicles valued using a NAV provided by the manager of each fund. A variety of unobservable valuation methodologies, including discounted cash flow, market multiple and cost valuation approaches, are employed by the fund manager to value the investments.
(5)Common stocks are valued based on quoted market prices at the closing price as reported on the active market on which the individual securities are traded.
(6)Partnership/joint ventures are valued based on the fair value of the underlying securities within the fund, which include investments both traded on an active market and not traded on an active market. For those investments that are traded on an active market, the values are based on the closing price reported on the active market on which those individual securities are traded. For investments not traded on an active market, or for which a quoted price is not publicly available, a variety of unobservable valuation methodologies, including discounted cash flow, market multiple and cost valuation approaches, are employed by the fund manager to value investments.

The following is a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs for Level 3 assets for the U.S. pension plans as of December 31, 2013.

	Successor
	Total	Common/ collective trusts and RICs	Partner- ship/joint venture interests	Hedge funds	Govern- ment securities
Balance at December 31, 2012	$85	$—	$17	$68	$—
Realized gains (losses)	10	—	—	10	—
Unrealized gains (losses)	—	—	—	—	—
Purchases (sales)	(18)	—	—	(18)	—
Transfers in (out) of Level 3	—	—	—	—	—
Balance at December 31, 2013	$77	$—	$17	$60	$—

The following is additional information regarding Level 3 investments, held at December 31, 2013 that calculate net asset value per share (or its equivalent):

	Successor
	Fair Value	Unfunded Commit-ments	Redemp-tion Frequency	Redemp-tion Notice Period
Multi-strategy hedge fund (a)	$33	$—	Quarterly	30 days
Debt securities hedge fund (b)	27	—	Semi-annually	90 days
Private equity (c)	17	9	N/A	N/A
	$77	$9

The following is a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs for Level 3 assets for the U.S. pension plans as of December 31, 2012:

	Total	Common/ collective trusts and RICs	Partner- ship/joint venture interests	Hedge funds	Govern- ment securities
Balance at December 31, 2011 (Predecessor)	$77	$—	$15	$62	$—
Realized gains (losses)	2	—	2	—	—
Unrealized gains (losses)	6	—	—	6	—
Purchases (sales)	—	—	—	—	—
Transfers in (out) of Level 3	—	—	—	—	—
Balance at December 31, 2012 (Successor)	$85	$—	$17	$68	$—

The following is additional information regarding Level 3 investments, held at December 31, 2012 that calculate net asset value per share (or its equivalent):

	Successor
	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Multi-strategy hedge fund (a)	$29	$—	Quarterly	30 days
Debt securities hedge fund (b)	39	—	Semi-annually	90 days
Private equity (c)	17	10	N/A	N/A
	$85	$10
______________________________
(a)The funds invest in equities, equity-related instruments, fixed income and other debt-related instruments, real estate and other tangible assets, cash and cash equivalents, options, futures, swaps and other derivatives. The fund utilizes leverage in its investment program and includes both long and short positions. The fund’s investment objective is to generate consistent, absolute returns with low volatility.

(b)The fund’s objective is to achieve superior risk-adjusted total returns by investing primarily in public and private non-investment grade and nonrated debt securities. Securities and other instruments acquired by the Fund may include all types of debt obligations consisting primarily of public and private non-investment grade and nonrated debt, convertible bonds, preferred stock, bank debt, middle market loans and notes, trade claims, liquidating trusts, assignments, options swaps and any other securities with fixed-income characteristics, including, without limitation, debentures, notes deferred interest, pay-in-kind or zero coupon bonds, mortgages and mortgage-backed securities, collateralized mortgage obligations, other real-estate related instruments. The fund may also acquire common or preferred stock, warrants to purchase common or preferred stock, and any other equity interests.

(c)This category consists of several private equity funds some of which invest in other limited partnerships which make equity-oriented investments in young, growing or emerging companies or entities. Additionally, the funds can invest in limited partnerships or other pooled investment vehicles which, in turn, make investments in management buy-in, management buy-out, leveraged buy-out, mezzanine, special situation and recapitalization transactions or other partnerships either directly or purchased in the secondary market, as well as investments in mezzanine, distressed and venture debt. These funds invest in a wide range of industries primarily in the United States. These investments cannot be redeemed. Instead, distributions are received when the underlying assets of the funds are liquidated.

A summary of the components of net periodic costs for the years ended December 31, 2013 and 2012, is as follows:

Pension Plans	Successor	Predecessor
	U.S. Plans	U.S. Plans		Canadian Plans
	2013	2012	2011	2011
Service cost	$14	$17	15	3
Interest cost	61	65	65	14
Amortization of net loss	—	18	10	2
Amortization of net prior service cost (credit)	—	4	3	1
Curtailment	—	24	—	—
Expected return on plan assets	(72)	(71)	(71)	(15)
Net periodic cost (income)	$3	$57	$22	$5

Weighted-average assumptions:
Discount rate	4.1%	5.0%	5.4%	5.4%
Long-term expected rate of return on plan assets	7.1%	7.5%	7.5%	7.0%
Rate of compensation increase for compensation-based plans	N/A	N/A	N/A	3.0%

Other Postretirement Plans	Successor	Predecessor
	U.S. Plans	U.S. Plans		Canadian Plans
	2013	2012	2011	2011
Service cost	$1	$2	2	—
Interest cost	2	4	5	1
Amortization of net prior service cost (credit)	—	(15)	(13)	—
Net periodic cost (income)	$3	$(9)	$(6)	$1

Weighted-average assumptions:
Discount rate	3.4%	4.4%	4.5%	4.8%
Weighted-average healthcare cost trend rate	8.0%	8.0%	8.5%	N/A

The annual rate of increase in healthcare costs in the U.S. is assumed to decline ratably each year until reaching 5% in 2018.

A one-percentage-point change in assumed retiree healthcare costs trend rates would have the following effects at December 31, 2013 (Successor):

	Increase	Decrease

Effect on total service and interest cost components	$—	$—
Effect on accumulated postretirement benefit obligation	—	—

Estimated future benefit payments for the plans for each of the next five years and for the five years thereafter are expected to be paid as follows (Successor):

	Pension Plans	Other Postretire-ment Plans
2014	$72	$12
2015	75	10
2016	78	9
2017	82	7
2018	85	6
2019 through 2023	460	16

Expected employer contributions to be paid during the next year are as follows (Successor):

	Pension Plans	Other Postretire-ment Plans
Expected payments during 2014	$56	$12

12.    INCOME TAXES
The principal current and noncurrent deferred tax assets and liabilities as of December 31, 2013 and 2012 are as follows.

	Successor
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$296	$261
Compensation-related costs	233	259
Intangible assets	5	(4)
Tax credits	108	106
Other accruals and reserves	15	1
Total deferred tax assets	657	623
Valuation allowance	(334)	(300)
Net deferred tax assets	323	323

Deferred tax liabilities:
Property, plant and equipment	(318)	(331)
Inventory	(4)	8
Other	(2)	(1)
Total deferred tax liabilities	(324)	(324)

Net deferred tax liability	$(1)	$(1)

We have not recognized certain tax benefits because of the uncertainty of realizing the entire value of the tax position taken on our income tax returns upon review by the taxing authorities. These uncertain tax benefits will be included as an adjustment to income tax expense upon the expiration of the statutes of limitations or upon resolution with the taxing authorities. We do not expect the amount of unrecognized tax benefits to change significantly within the next 12 months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 31, 2010 (Predecessor)	$100
Reversals—expiration of statutes of limitations	(8)
Balance at December 31, 2011 (Predecessor)	92
Reversals—expiration of statutes of limitations	(31)
Attribute reduction related to bankruptcy	(3)
Balance at December 31, 2012 (Successor)	58
Settlements	(54)
Additions based on tax positions related to the current year	1
Balance at December 31, 2013 (Successor)	$5

The balance of unrecognized tax benefits including interest and penalties was $5 and $58 at December 31, 2013 and 2012.

The significant components of the income tax provision (benefit) are as follows:

	Successor	Predecessor
	Year Ended	Years Ended
	December 31,	December 31,
	2013	2012	2011
Deferred income tax expense (benefit):
U.S. federal	$(63)	$588	$(229)
State and local	28	64	(37)
Foreign	—	—	341
Total deferred income tax expense (benefit)	(35)	652	75
Valuation allowance	34	(671)	(74)
Allocation to other comprehensive income	(1)	—	—
Income tax (benefit)	$(2)	$(19)	$1

The following table summarizes the major differences between the actual income tax provision (benefit) attributable to income (loss) before income taxes and taxes computed at the U.S. federal statutory rate:

	Successor	Predecessor
	Year Ended	Years Ended
	December 31,	December 31,
	2013	2012	2011
Income tax expense/(benefit) computed at the U.S. federal statutory rate of 35%	$(1)	$434	$(174)
State and local income taxes, net of federal benefit	31	105	(38)
Permanent differences	(8)	(462)	49
Tax credits	(3)	—	(95)
Valuation allowance	34	(671)	267
Allocation to other comprehensive income	(1)	—	—
Uncertain tax positions	(54)	(44)	(8)
Chapter 11 plan	—	619	—
Income tax (benefit)	$(2)	$(19)	$1
Effective tax rate	52.0%	1.5%	(0.2)%

Permanent differences of $(8) in 2013 relate primarily to provision to return adjustments associated with the Chapter 11 Proceedings in 2012. Permanent differences of $(462) in 2012 relate primarily to bankruptcy reorganization costs.

The increase in the 2013 effective tax rate is attributable to a small tax benefit being realized in a year with near breakeven income.

We file income tax returns in the United States for federal and various state jurisdictions. As of December 31, 2013, periods beginning in 2010 are still open for examination by various taxing authorities; however, taxing authorities have the ability to adjust net operating loss carryforwards from years prior to 2010.

The federal net operating loss carryforward at December 31, 2013 was $788 and expires between 2021 and 2033. The emergence from Chapter 11 is considered a change of control for purposes of Section 382 of the Internal Revenue Code. As a result, we have limitations on the amount of net operating losses we are able to utilize on an annual basis. We have recorded a valuation allowance against our net deferred income tax benefits as it is unlikely that we will realize those benefits. For purposes of allocating the income tax benefit to income (loss) before taxes, amounts of other comprehensive income result in income tax expense recorded in other comprehensive income and the offsetting amount as an allocation to tax benefit from operations. For the year ended December 31, 2013, we have allocated $(1) tax expense to other comprehensive income (loss) as a result of our reported loss in continuing operations while reporting a gain in other comprehensive income. The amount of the tax allocated to other comprehensive income is based on the amount of the loss before tax on continuing operations at an effective tax rate of 38%.

The tax credit carryforwards, which relate primarily to federal energy credits, begin to expire in fiscal 2016.

In 2012, adjustments have been recorded totaling $49 increasing the deferred tax liability for property, plant and equipment and decreasing the valuation allowance to correctly reflect the tax values of equipment associated with the December 2007 acquisition of Stora Enso North America.

The tax benefit for 2012 reflects $(17) tax benefit related to a reversal of a tax reserve associated with the December 2007 acquisition of Stora Enso North America.

Income tax-related interest expense and statutory penalties imposed by taxing authorities are recognized as income tax expense (benefit). The total amount of tax related interest and penalties in the Consolidated Balance Sheets was zero at December 31, 2013 and 2012. The amount of expense (benefit) for interest and penalties included in the Consolidated Statements of Operations was zero, $(10) and $1 for the years ended December 31, 2013, 2012 and 2011.

A reconciliation of the valuation allowance on deferred tax assets is as follows:

Balance at December 31, 2010 (Predecessor)	$1,045
Current year activity	(74)
Balance at December 31, 2011 (Predecessor)	971
Current year activity	(671)
Balance at December 31, 2012 (Successor)	300
Current year activity	34
Balance at December 31, 2013 (Successor)	$334

The $(74) of activity in 2011 reflects $(341) related to the deconsolidation of the Canadian subsidiary.

The Internal Revenue Service finalized regulations on September 13, 2013 related to capitalization of repair and maintenance costs. These regulations became effective January 1, 2014 and are expected to result in an increase in deferred tax assets offset by a valuation allowance and an increase in future taxable income. The adoption of these regulations is not expected to have a material effect on our consolidated financial position, results of operations and cash flows.

13.    COMMITMENTS AND CONTINGENCIES
Contingencies
We are involved in various litigation and administrative proceedings that arise in the ordinary course of business. We believe the currently expected outcome of any matter, lawsuit or claim that is pending or threatened, either individually or combined, will not have a material adverse effect on our financial condition, results of operation or liquidity.

Commitments
We are party to fiber supply agreements that entitle us to purchase minimum volumes of wood at market prices for periods through 2022, with renewal periods at our option. We are required to purchase minimum levels and have optional volumes that we can purchase under some of the agreements. The agreements include a limitation of damages under which our maximum potential damages for default are based on a price per ton of wood not delivered, and excuse performance if the failure is the result of a force majeure event that would have prevented either party from performing its obligations. The aggregate maximum amount of potential damages declines from approximately $20 per year in 2014 through 2022 and totals an aggregate of $72 for all periods. These contracts are assignable by either party with mutual consent.
We have provided letters of credit to various environmental agencies as a means of providing financial assurance with regard to environmental liabilities. We also provided letters of credit or other financial assurance obligations to fulfill supplier financial assurance requirements. As of December 31, 2013, we had $33 in outstanding letters of credit. Payment would only be required under these letters of credit if we defaulted on commitments made under these arrangements.
We are a party to a service agreement whereby we purchase information technology services through December 31, 2017, necessary to support our operations, at specified monthly base prices. The base price for services under this agreement is approximately $10 annually and can be terminated with early termination payments that decline over time.
14.    EQUITY

Successor Company

NewPage Holdings is authorized under its certificate of incorporation, which was amended and restated on the Emergence Date, to issue up to 16,100,000 shares of capital stock, consisting of: (i) 16,000,000 shares of common stock, par value $0.001 per share, and (ii) 100,000 shares of preferred stock, par value $0.001 per share. There is no established public trading market for NewPage Holdings’ common or preferred stock and we have never paid or declared a cash dividend on the common stock other than the Special Distribution (defined in Note 19) in February 2014 associated with the Merger Agreement. See Note 19 for additional information.

Preferred Stock

As of December 31, 2013 and 2012, no preferred shares were issued and outstanding.

Common Stock

On the Emergence Date and pursuant to the Chapter 11 plan, we issued an aggregate of 7,080,000 shares of common stock and reserved 786,667 shares of common stock for future issuance under the NewPage Holdings 2012 Long-Term Incentive Plan, as amended ("2012 LTIP"). In 2013, 13,924 restricted stock units vested resulting in the issuance of 13,924 shares of common stock to settle the awards. Concurrently with this issuance, we purchased 6,685 of the shares as treasury shares to fund tax withholdings for the recipients. We expect to purchase shares as treasury shares to fund tax withholdings for recipients upon vesting of awards in future periods.

Stock-based Compensation

Upon emergence from the Chapter 11 Proceedings, NewPage Holdings had 786,667 shares of common stock reserved for future issuance under the 2012 LTIP. Grants under the 2012 LTIP could include stock options, stock appreciation rights, restricted stock awards, restricted stock units and other equity-based awards. On the Emergence Date, awards were granted to certain employees in the form of 315,614 stock options and 55,696 restricted stock units. In 2013, awards were granted to certain employees and directors of NewPage Holdings in the form of 219,301 stock options and 43,758 restricted stock units. These awards meet liability classification requirements and will be re-measured at fair value as of each balance sheet date with the cumulative effect of changes in fair value recognized in the period of change as an adjustment to compensation cost. The stock options and restricted stock units have a term of 7 years from the grant date and vest over a four-year period from the grant date (25% on each anniversary of the grant date). Included in selling, general and administrative expenses for the year ended December 31, 2013 is equity award expense of $14.

The following table summarizes stock option activity in the 2012 LTIP:

	Options Outstanding	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2012	315,614	$129.68
Granted	219,301	129.68
Exercised	—	—
Forfeited	(8,889)	129.67
Expired	—	—
Outstanding at December 31, 2013	526,026	129.68
Exercisable at December 31, 2013	78,906	129.68

The weighted average remaining contractual life for options outstanding and for options exercisable as of December 31, 2013, was approximately 6 years. As of December 31, 2013, the aggregate intrinsic value of options outstanding was $2 and for options exercisable was zero.

The weighted average grant date fair value of stock options granted in 2013 and 2012 was $10 and $15. For purposes of determining compensation expense, the grant date fair value per share of the stock options under the 2012 LTIP was estimated using the Black-Scholes option pricing model which requires the use of various assumptions including the expected life of the option, expected dividend rate, expected volatility and risk-free rate.

Key assumptions used on the grant dates for determining the fair value of the stock options granted in 2013 and 2012 were as follows:

	Year Ended December 31,
	2013	2012

Weighted-average grant date fair value of options granted	$46.01	$45.97
Weighted-average grant date assumptions used for grants:
Expected volatility	55%	55%
Risk-free interest rate	0.73%	0.75%
Expected life of option (in years)	4.75	4.75
Dividend rate	0.0%	0.0%

The 4.75-year expected life (estimated period of time outstanding) of stock options granted in 2013 and 2012 was estimated using the “simplified method” which utilizes the midpoint between the vesting dates and the end of the contractual term. This method is utilized due to the lack of historical exercise behavior of the participants in the 2012 LTIP. For all stock options granted during 2013 and 2012, no dividends are expected to be paid over the term of the stock options, other than the Special Distribution in February 2014 associated with the Merger Agreement, which resulted in a corresponding reduction in the exercise price of all outstanding stock options (see Note 19 for additional information). The expected volatility rate for all stock options granted during 2013 and 2012 is based on the historical volatilities of appropriate peer companies. The risk-free interest rate is specific to the date of the grant using the yield on the 5-year U.S. Treasury bonds. The key weighted-average assumptions used in our December 31, 2013 fair value re-measurement of stock options outstanding under liability classification were: expected volatility of 43%; risk-free interest rate of 1.20%; expected life of options of 3.8 years; and dividend rate of 0.0%. The weighted-average fair value of the stock options outstanding as of December 31, 2013 was $35.77.

Our Convenience Date for emergence from Chapter 11 proceedings is December 31, 2012 resulting in no compensation cost recognized in 2012 related to the stock options awarded in 2012. Compensation cost of $9 was recognized in 2013 related to the stock option awards. As of December 31, 2013 and 2012, unrecognized compensation cost for outstanding stock options is $9 and $15 which is expected to be recognized over a weighted average of 3 and 4 years.

The following table summarizes restricted stock units activity in the 2012 LTIP:

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2012	55,696	$108.72
Granted	43,758	108.72
Vested	(13,924)	108.72
Forfeited	(1,569)	108.72
Non-vested at December 31, 2013	83,961	108.72

The grant date fair value per share of the restricted stock units granted in 2013 and 2012 is equal to the fair value per share of NewPage Holdings' common stock. The restricted stock units granted in 2013 and 2012 have a weighted average grant date fair value of $5 and $6. Compensation cost of $5 was recognized in 2013 related to the restricted stock units. Our Convenience Date for emergence from Chapter 11 proceedings was December 31, 2012 resulting in no compensation cost recognized in 2012 related to the restricted stock units awarded upon emergence. The total fair value of the restricted stock units that vested was $1. As of December 31, 2013 and 2012, unrecognized compensation cost for non-vested restricted stock units is $6 and $6 which is expected to be recognized over a weighted average period of 3 and 4 years.

Predecessor Company

NewPage had 100 shares of common stock, par value $0.01, issued and outstanding as of December 31, 2011. As of the Emergence Date and pursuant to the Chapter 11 plan, each share of the Predecessor Company’s common stock outstanding immediately before the Emergence Date was canceled.

NewPage Group, the former indirect parent of the Predecessor Company

NewPage Group had 400,000,000 shares authorized, consisting of 300,000,000 shares of common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share. There was no established public trading market for the common or preferred stock of NewPage Group and the entity has never paid or declared a cash dividend on the common stock.

Prior Stock-based Compensation of NewPage Group
Included in selling, general and administrative expenses for the year ended December 31, 2012, is equity award expense of $1 representing normal 2012 expense as well as accelerated expense resulting from the cancellation of the unvested stock options outstanding as of the Emergence Date. Included in selling, general and administrative expenses for the year ended December 31, 2011, is equity award expense of $1 and an adjustment to equity award expense of $(2) associated with the forfeiture of unvested stock options during 2011.

15.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
In connection with the application of fresh start accounting, accumulated other comprehensive income (loss) was eliminated at December 31, 2012. Accumulated other comprehensive income (loss) in 2013 includes adjustments of $222, net of tax benefit of $1, relating to net actuarial gains on our defined benefit plans (see Note 11 for additional information). The components of accumulated other comprehensive income (loss), net of tax, as of December 31, 2013 and 2012 are as follows:

	Successor
	2013	2012
Unrecognized gain (loss) on defined benefit plans	$222	$—
Unrealized gain (loss) on cash flow hedges	1	—
	$223	$—

16.    LEASE OBLIGATIONS
We lease certain buildings, transportation equipment and office equipment under operating leases with terms of one to 10 years. Rental expense for the years ended December 31, 2013, 2012 and 2011 was $21, $18 and $20.
As of December 31, 2013, future minimum non-cancelable operating lease payments are as follows:

Operating Leases

2014	$4
2015	3
2016	3
2017	2
2018	2
Thereafter	1
Total minimum lease payments	$15

17.    RELATED PARTY TRANSACTIONS
Successor Company

The Goldman Sachs Group (which, together with its affiliates, we refer to collectively as Goldman Sachs), a shareholder of NewPage Holdings, was the syndication agent and joint lead arranger and joint bookrunner for our Term Loan and our Revolver established as part of our exit financing. Since emergence from Chapter 11, Goldman Sachs has also held a board position on the NewPage Holdings board of directors. We incurred interest expense of $39 in 2013 in relation to the Term Loan. We paid financing fees of $9 to Goldman Sachs in 2012 in relation to establishing the Term Loan and Revolver. A portion of the interest and financing fees were allocated to the various lenders of the Term Loan. See Note 9.

Goldman Sachs has acted as financial advisor to us in connection with the Merger (defined in Note 19). Pursuant to the terms of its engagement letter, we have agreed to pay Goldman Sachs a transaction fee of approximately $12, all of which will become payable upon consummation of the Merger, and to reimburse Goldman Sachs’ expenses arising, and to indemnify Goldman Sachs against certain liabilities that may arise, out of its engagement. Goldman Sachs has provided certain other investment banking services to us and our affiliates from time to time for which Goldman Sachs’ Investment Banking Division has received, and may receive, compensation, including in connection with the establishment of the credit facilities described above. In connection with the Merger, Goldman Sachs has also entered into an amendment to NewPage Holdings’ stockholders agreement, which is described in greater detail in Note 19.

J.P. Morgan Asset Management, a shareholder of NewPage Holdings, was the administrative agent, co-collateral agent and joint lead arranger and joint bookrunner for our Revolver established as part of our exit financing and served in those capacities with respect to our debtor in possession credit agreement established as part of our debtor in possession financing during Chapter 11. We paid financing fees to J.P.

Morgan of $2 and $8 in 2013 and 2012 relating to our Revolver and $4 in 2012 related to our debtor in possession credit agreement. A portion of the financing and revolver fees were allocated to the various lenders of the revolver and debtor in possession credit agreement. See Note 9.

Upon payoff of the Term Loan and establishment of the new financing, which is described in Note 19, Goldman Sachs, J.P. Morgan Asset Management, Franklin Resources, Inc. and Blackrock, all shareholders of NewPage Holdings, each received $14, $16, $30 and $14, respectively, representing their portion of the outstanding loan. Additionally, Goldman Sachs is participating as a lender in our new $350 senior secured asset-backed revolving credit facility and Centerbridge, also a shareholder of NewPage Holdings, is participating as a lender in our new $750 senior secured term loan facility.

We believe that the terms of the above transactions and agreements were materially consistent with those terms that would have been obtained in an arrangement with unaffiliated third parties.

Predecessor Company

Funds and/or managed accounts affiliated with Cerberus owned a majority of the equity interests of NP Group. Cerberus retained consultants that specialized in operations management and support and who provided Cerberus with consulting advice concerning portfolio companies in which funds and accounts managed by Cerberus or its affiliates have invested. From time to time, Cerberus made the services of these consultants available to Cerberus portfolio companies, including NewPage. We believe that the terms of these consulting arrangements were materially consistent with those terms that would have been obtained in an arrangement with an unaffiliated third party. Activity related to Cerberus' monitoring of their equity investment, such as non-independent director fees and expenses, were not charged to NP Group. We had commercial arrangements with other entities that were owned or controlled by Cerberus.

We were a party to various purchase and sale agreements with a subsidiary of Stora Enso, a 20% shareholder of the Predecessor Company. We believed that these transactions were on arms’-length terms and were not material to our results of operations or financial position. Stora Enso was also a guarantor related to our capital lease obligation.

18.    RECENTLY ISSUED ACCOUNTING STANDARDS
There is no new accounting guidance issued which we have not yet adopted that is expected to materially impact our results of operations or financial position.

19.    SUBSEQUENT EVENTS (unaudited)
Agreement and Plan of Merger

On January 3, 2014, NewPage Holdings, Verso Paper Corp., (“Verso”), and Verso Merger Sub Inc., a Delaware corporation and an indirect, wholly owned subsidiary of Verso (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub will merge with and into NewPage Holdings on the terms and subject to the conditions set forth in the Merger Agreement (the “Merger”), with NewPage Holdings surviving the Merger as an indirect, wholly owned subsidiary of Verso.

The Merger Agreement provides for a series of transactions pursuant to which equity holders of NewPage Holdings will receive (i) approximately $250 in cash as a special distribution ("Special Distribution"), approximately $243 of which was paid to the stockholders of record on February 14, 2014, with the remaining $7 paid into an escrow account for the benefit of the holders of NewPage Holdings restricted stock units and stock options, from the proceeds of a new $750 bank borrowing that also refinanced NewPage Holdings' former $500 term loan facility; (ii) $650 aggregate principal amount of new Verso 11.75% first lien notes to be issued at closing; and (iii) shares of Verso common stock representing 20% (subject to potential upward adjustment to 25% under certain circumstances) of the sum of the outstanding shares of Verso common stock as of immediately prior to closing of the Merger and the shares, if any, underlying vested, in-the-money stock options as of the signing of the agreement (collectively, the “Merger Consideration”). The amount of Verso first lien notes to be issued in the Merger is subject to downward adjustment, in an amount not to exceed $27 in value, if NewPage Holdings makes certain restricted payments between September 30, 2013 and the closing. If the Merger has not closed by August 31, 2014, and the reason for the failure to close by such date, or any subsequent delay in closing after such date, is solely the result of Verso’s failure to take certain actions to satisfy closing conditions, the amount of Verso common stock to be issued as Merger Consideration will increase in monthly increments by up to 5% so that the total amount of Verso common stock issued in the Merger Consideration would be up to 25% of the sum of the outstanding shares as of immediately prior to closing and the shares, if any, underlying vested, in-the-money stock options as of the signing of the agreement.

Upon the closing of the Merger, each share of NewPage Holdings common stock outstanding immediately prior to the closing (other than shares owned directly or indirectly by Verso or Merger Sub or any of their respective subsidiaries, and NewPage Holdings stockholders, if any, who effectively exercise appraisal rights under Delaware law) will be canceled and extinguished and be converted automatically into the right to receive a portion of the Merger Consideration.

Additionally, upon payment of the Special Distribution, NewPage Holdings adjusted all outstanding stock options by reducing the exercise price of each stock option by the amount of the per share Special Distribution and each restricted stock unit will receive a dividend equivalent right, which will entitle its holder to receive a cash payment equal to the per share Special Distribution, payable when the underlying unit vests. Upon the closing of the Merger, (a) each outstanding NewPage Holdings stock option that is an “in-the-money option” will vest and will be canceled and converted into the right to receive an amount equal to (i) the sum of the cash portion of the Merger Consideration (including the prior Special Distribution), Verso first lien notes and Verso common stock that NewPage Holdings' stockholders are entitled to receive in the Merger in respect of one share of NewPage Holdings' common stock (including the prior Special Distribution), minus (ii) the aggregate exercise price (without regard to any adjustment in respect of the Special Distribution) of such in-the-money option, and each stock option that is not an in-the-money option will be canceled without consideration upon the closing of the Merger, and (b) each holder of NewPage Holdings restricted stock units will receive an amount of cash, Verso first lien notes and Verso common stock in respect of each NewPage Holdings restricted stock unit held by such individual in the same proportion as a NewPage Holdings' stockholder will receive such forms of consideration in respect of one share of NewPage Holdings common stock at the closing (not including amounts paid prior to closing as a dividend equivalent) and will also be entitled to receive payment of any outstanding and unpaid dividend equivalent rights in respect of each NewPage Holdings restricted stock unit held by such individual.

The Merger Agreement contains customary representations and warranties made by each party. In addition, the Merger Agreement contains customary covenants, including covenants (a) prohibiting NewPage Holdings from soliciting or initiating discussions with third parties regarding competing transactions, and placing certain restrictions on its ability to respond to such proposals, subject to a “fiduciary-out” provision that allows NewPage Holdings, under certain limited circumstances and in compliance with certain procedures, to provide information to and participate in discussions or negotiations with a third party with respect to an alternative acquisition proposal if the board of directors determines such proposal constitutes or is reasonably likely to constitute a “Superior Proposal” and the failure to take such action would be inconsistent with the board’s fiduciary duties, (b) prohibiting the parties from taking certain actions with respect to such parties’ businesses between signing and closing, (c) requiring each party to take certain actions to obtain applicable regulatory approvals to the Merger, (d) regarding Verso’s efforts to obtain debt financing for the transactions contemplated by the Merger Agreement and NewPage Holdings' cooperation with respect thereto, and (e) relating to Verso’s efforts to consummate a consent and exchange offer with respect to its existing fixed-rate second lien notes and senior subordinated notes (the consummation of the exchange offers being subject to certain conditions including, among others, the tender of a certain percentage of the aggregate outstanding principal amount of existing fixed-rate second lien notes and the aggregate outstanding principal amount of senior subordinated notes).

Each of the boards of directors of Verso and NewPage Holdings has (a) determined that it is in the best interests of NewPage Holdings or Verso and their respective stockholders (as the case may be), and declared it advisable to enter into the Merger Agreement and consummate the transactions contemplated thereby, and (b) authorized and approved the execution, delivery and performance of the Merger Agreement and the consummation of the transactions contemplated thereby. In addition, the board of directors of NewPage Holdings has recommended the adoption and approval of the Merger Agreement by its stockholders in accordance with its organizational documents and the applicable provisions of the General Corporation Law of the State of Delaware.

The consummation of the transactions contemplated by the Merger Agreement is subject to (a) the adoption of the Merger Agreement by the affirmative vote of the holders of at least a majority of the outstanding shares of NewPage Holdings and (b) the approval of the issuance of Verso common stock that forms a component of the Merger Consideration by the affirmative vote of the holders of at least a majority of the shares of Verso common stock at a meeting called for such purpose. Concurrently with the execution and delivery of the Merger Agreement, (a) certain NewPage Holdings stockholders owning in the aggregate 61% of the outstanding shares of NewPage Holdings common stock entered into support agreements with NewPage Holdings and Verso (each a “Support Agreement”) pursuant to which, on the terms and subject to the conditions set forth therein, such stockholders have agreed to vote their shares of NewPage Holdings common stock or execute a written consent in favor of the adoption and approval of the Merger Agreement, and (b) a certain Verso stockholder owning in the aggregate approximately 68% of the outstanding shares of Verso common stock entered into a voting agreement with NewPage Holdings and Verso (the “Voting Agreement”) pursuant to which, on the terms and subject to the conditions set forth therein, such stockholder has agreed to vote its shares of Verso common stock in favor of the issuance of Verso common stock that forms a component of the Merger Consideration.

The consummation of the Merger is subject to additional conditions, including (a) the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (b) the approval by the Public Service Commission of Wisconsin as a takeover of a holding company under Wis. Stat. s. 196.795(3), (c) the Form S-4 becoming effective with respect to the Verso common stock and Verso first lien notes that form components of the Merger Consideration, (d) the receipt of a solvency opinion, (e) the consummation of exchange offers and consent solicitations with respect to Verso’s existing fixed-rate second lien notes and senior subordinated notes, and (f) appraisal rights having been exercised with respect to no more than 7% of the shares.

The Merger Agreement contains termination rights for both NewPage Holdings and Verso. Upon termination of the Merger Agreement in certain circumstances, (a) Verso may be obligated to pay a fee of $27 (50% in cash and 50% in newly issued first lien notes), and (b) NewPage Holdings may be obligated to pay Verso a termination fee of $27 in cash. Under certain circumstances, NewPage Holdings will be obligated to pay Verso the termination fee if, during the 12-month period following termination of the Merger Agreement, NewPage Holdings consummates an alternative transaction.

Either party may seek specific performance to compel the other party to comply with its obligations under the Merger Agreement. Either party may seek money damages from the other party, but only up to an aggregate amount of $27 (which will be netted against any termination fees paid) and only if (a) the Merger Agreement has been terminated and (b) the other party’s breach of the Merger Agreement was willful and material. The cap on the amount of money damages also applies to any breach of certain ancillary agreements entered into in connection with the Merger Agreement.

The Merger Agreement, which is incorporated by reference as Exhibit 2.5 to this Annual Report on Form 10-K, is intended to provide investors and stockholders with information regarding its terms and conditions. It is not intended to provide any financial, business, operational or other factual information about Verso, Merger Sub or NewPage Holdings. The representations, warranties and covenants contained in the Merger Agreement were made only for its purposes, were made as of specific dates, and were made solely for the benefit of the parties to the Merger, may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Merger Agreement instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. In addition, information concerning the subject matter of the representations, warranties and covenants may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in NewPage Holdings' public disclosures. Moreover, the descriptions of the Merger Agreement and the other agreements described above do not purport to describe all of the terms of such agreements.

Amendment No. 1 to the Stockholders Agreement

On January 3, 2014, NewPage Holdings and certain stockholders that beneficially own in the aggregate approximately 69% of the outstanding shares of NewPage Holdings common stock held by all stockholders, entered into Amendment No. 1 (the “Amendment”) to the Stockholders Agreement, dated as of December 21, 2012 (the “Stockholders Agreement”). Under the Amendment, all of the terms and conditions of the Stockholders Agreement continue in full force and effect, except the following:

• Section 2.5(a)(iii) was amended to permit NewPage Holdings to enter into the Merger Agreement, without having first obtained the affirmative vote or written consent of stockholders who beneficially own a majority of the outstanding share of NewPage Holdings common stock held by all stockholders.

• Section 7.1(a) was amended to provide that the date on which NewPage Holdings is required to file, and thereafter use its best efforts to cause to be declared effective as promptly as practicable, a registration statement on Form S-1 for the registration and sale of shares of NewPage Holdings common stock pursuant to an underwritten primary or secondary public offering that results in a qualified public offering, was amended to be the date that is twelve (12) months after the date of termination, if any, of the Merger Agreement.

• Section 8.1 of the Stockholders Agreement was amended to provide that the Stockholders Agreement will automatically terminate at the effective time of the Merger.

Other Agreements

Apollo Global Management LLC (which, together with its affiliates, we refer to collectively as Verso's controlling stockholder) entered into (i) a voting agreement with NewPage Holdings and Verso agreeing to vote its shares in Verso in favor of the issuance of Verso common stock as part of the merger consideration, and (ii) a side letter with NewPage Holdings agreeing not to sell, purchase or otherwise transfer or acquire any debt or equity securities of Verso between the signing and closing of the Merger, or the termination of the Merger Agreement. Verso's controlling stockholder has also agreed to provide consents relating to Verso’s exchange offers and consent solicitations with respect to Verso’s existing fixed-rate second lien notes and senior subordinated notes it owns. Verso's controlling stockholder has also agreed to make certain filings and take certain actions with respect to obtaining certain regulatory approvals in connection with the Merger.

Verso will be subject to a cooperation agreement which will require Verso to assist with marketing the new Verso first lien notes issued as Merger Consideration.

Subject to certain conditions, Verso has agreed to use commercially reasonable efforts to, or to cause one or more of its subsidiaries to, obtain a bank commitment for at least $65, which will be secured by certain assets that Verso believes are not essential to its businesses and are permitted by its existing debt agreements to be sold.

Verso has agreed to extend an offer to one member of the board of directors of NewPage Holdings who is willing to serve and who has prior senior executive-level experience in the pulp, paper and packaging manufacturing industries to serve on Verso’s board of directors for at least one full three-year term after closing. If such individual agrees to serve as a director of Verso, Verso has agreed to use its reasonable best efforts to cause such individual to be appointed to Verso’s board of directors and to cause such individual to be elected as a director of Verso at the first annual meeting of stockholders of Verso after the closing.

The foregoing descriptions of the Merger Agreement, the Amendment, the Support Agreements and the Voting Agreement are qualified in their entirety by the full text of such agreements or form of such agreements, as applicable, copies of which are included as exhibits to the Current Report on Form 8-K filed with the SEC on January 6, 2014.

New Financing

On February 11, 2014, NewPage Corporation (the “Borrower”), a wholly-owned subsidiary of NewPage Holdings, entered into a $750 senior secured term loan facility (the “Term Loan Facility” or “New Term Loan Facility”) and a $350 senior secured asset-backed revolving credit facility (the “ABL Facility” or “New ABL Facility”). The Term Loan Facility was used to refinance the indebtedness under the Borrower’s former $500 senior secured exit term loan credit facility, to fund the Special Distribution, to pay certain transaction costs and for general corporate purposes.

The ABL Facility was used to replace the Borrower’s former $350 revolving credit facility for general corporate purposes and to pay certain transaction costs and expenses of the pending merger between NewPage Holdings and Verso, but no amounts were drawn under the ABL Facility on the closing date other than certain letters of credit.

The Term Loan Facility matures on February 11, 2021 and the ABL Facility matures on February 11, 2019. The Term Loan Facility requires no amortization payments until the eighteen month anniversary of the closing date, and will thereafter require quarterly amortization payments, in an amount equal to (1) 1.25% per quarter until the three year anniversary of the closing date, (2) 1.875% per quarter until the four year anniversary of the closing date, and (3) 2.50% per quarter until the maturity date, with the balance due on the maturity date.

Availability under the Term Loan Facility and the ABL Facility is subject to customary borrowing conditions. The ABL Facility includes a $200 sublimit for letters of credit and a $30 sub-limit for swingline loans. On February 11, 2014, the Borrower had approximately $316 available for additional borrowings under the ABL Facility, subject to borrowing base limitations, as reduced by outstanding letters of credit.

Amounts drawn under the Term Loan Facility bear annual interest at either the LIBOR rate plus a margin of 8.25% or at a base rate plus a margin of 7.25%. Amounts drawn under the ABL Facility bear annual interest at either the LIBOR rate plus a margin of 1.75% to 2.25% or at a base rate plus a margin of 0.75% to 1.25%. The interest rate margins on the ABL Facility are subject to adjustments based on the average availability of the ABL Facility. The initial margins for borrowings under the ABL Facility are 2.00% in the case of LIBOR rate loans and 1.00% in the case of base rate loans. The commitment fee payable on the unused portion of the ABL Facility equals 0.375% or 0.50% based on the average availability of the ABL Facility. The Borrower has also agreed to pay customary letter of credit fees.

The Borrower has the right to prepay loans under the Term Loan Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR rate loans, subject, however, to a prepayment premium for optional prepayments of the Term Loan Facility with a new or replacement term loan facility with an “effective” interest rate less than that applicable to the Term Loan Facility equal to (1) 3.00% if prepaid prior to the first anniversary of the closing date, (2) 2.00% if prepaid on or after the first anniversary of the closing date and prior to the second anniversary of the closing date and (3) 1.00% if prepaid on or after the second anniversary of the closing date and prior to the third anniversary of the closing date. However, if the Merger Agreement is terminated in accordance with its terms, the Term Loan Facility may be prepaid with no premium or penalty within 30 days. Loans under the ABL Facility may be prepaid at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR rate loans.

The Term Loan Facility is subject to mandatory prepayments in amounts equal to (1) 100% of the net cash proceeds of indebtedness by the Borrower or any of its subsidiary Guarantors (as defined below) (other than indebtedness permitted under the Term Loan Facility), (2) 100% of the net cash proceeds of any nonordinary course sale or other disposition of assets by the Borrower or any of its subsidiary Guarantors (including as a result of casualty or condemnation) (with customary exceptions, thresholds, and reinvestment rights of up to 12 months or 18 months if contractually committed to within 12 months), and (3) 75% of “excess cash flow” for each fiscal year beginning with the fiscal year ending December 31, 2015, subject to possible step-downs based on total net first lien leverage ratio thresholds.

The Term Loan Facility and the ABL Facility are fully and unconditionally guaranteed on a joint and several basis by all of the Borrower’s existing and future direct and indirect wholly owned material domestic restricted subsidiaries, subject to certain exceptions, and by NewPage Investment, the Borrower’s direct parent (collectively, the “Guarantors”). Amounts outstanding under the ABL Facility and Term Loan Facility are secured by substantially all of the assets of the Borrower and the Guarantors, subject to certain exceptions. The security interest with respect to the ABL Facility will consist of a first-priority lien with respect to most inventory, accounts receivable, bank accounts, and certain other assets of the Borrower and the Guarantors (the “ABL Priority Collateral”) and a second-priority lien with respect to all other collateral (the “Term Loan Priority Collateral”). The security interest with respect to the Term Loan Facility will consist of a first-priority lien with respect to the Term Loan Priority Collateral and a second-priority lien with respect to the ABL Priority Collateral.

The Term Loan Facility requires the Borrower to maintain a maximum total net leverage ratio on the last day of any fiscal quarter when loans are outstanding under the Term Loan Facility. The initial maximum total net leverage ratio threshold shall be 4.10 to 1.00 through the fiscal quarter ending September 30, 2014, stepping down every year thereafter to a maximum total net leverage ratio threshold of 3.50 to 1.00 for the fiscal quarter ending December 31, 2019 and thereafter. Under the ABL Facility, the Borrower is subject to a springing minimum fixed charge coverage ratio of 1.00 to 1.00 at any time when excess availability is less than the greater of (a) 10% of the lesser of (i) the borrowing base at such time and (ii) the aggregate amount of commitments at such time or (b) $20.

The Term Loan Facility and the ABL Facility contain certain additional covenants that, among other things, and subject to certain exceptions, restrict the Borrower’s and its restricted subsidiaries’ ability to incur additional debt or liens, pay dividends, repurchase common stock, prepay other indebtedness, sell, transfer, lease, or dispose of assets and make investments in or merge with another company. The Term Loan Facility and the ABL Facility also contain covenants applicable to NewPage Investment that, among other things, and subject to certain exceptions, limit NewPage Investment’s ability to incur additional debt or liens and require NewPage Investment to continue to directly own 100% of the equity interests of the Borrower. The Term Loan Facility and the ABL Facility provide for customary events of default, including a cross-event of default provision in respect of any other existing debt instruments having an aggregate principal amount exceeding $50, subject to applicable threshold, notice and grace period provisions. If an event of default occurs, the lenders under the Term Loan Facility or the ABL Facility, as applicable, are entitled to accelerate the advances made thereunder and exercise rights against the collateral. The Term Loan Facility and the ABL Facility expressly permit the transactions contemplated by the Merger Agreement.

Special Distribution

The boards of directors of NewPage Holdings, NewPage Investment and the Borrower, in unanimous resolutions dated as of February 7, 2014, authorized and declared the Special Distribution. The record date was February 14, 2014, the third business day following the closing date of the Term Loan Facility. The Special Distribution was contemplated under the Merger Agreement.

20.    SELECTED QUARTERLY INFORMATION (UNAUDITED)

	Successor	Predecessor
In millions, except per share amounts for Successor	2013	2012
Net sales:
First	$756	$760
Second	720	759
Third	780	803
Fourth	798	809
Year	$3,054	$3,131
Gross profit:
First	$41	$37
Second	34	31
Third	65	25
Fourth	49	23
Year	$189	$116
Net income (loss)(1):
First	$(11)	$(123)
Second	(13)	84
Third	21	(47)
Fourth	1	1,344
Year	$(2)	$1,258
Net income (loss) per share, basic (2):
First	$(1.50)	$(1.23)
Second	(1.84)	0.84
Third	2.91	(0.47)
Fourth	0.16	13.44
Net income (loss) per share, diluted (2):
First	$(1.50)	$(1.23)
Second	(1.84)	0.84
Third	2.90	(0.47)
Fourth	0.16	13.44
______________________________

(1)
2012 results include bankruptcy related charges of $32 in the first quarter. The second quarter of 2012 results include bankruptcy related charges of $15 and interest benefit related to the First-Lien Notes of $114 ($51 of interest accrued and expensed in the first quarter that was reversed in the second quarter as a result of management’s election not to continue paying interest on the First-Lien Notes and $63 of post-petition First-Lien Notes interest accrued and expensed in 2011 that was re-characterized as a principal reduction. Third quarter 2012 results include a reduction in interest expense of $85 due to bankruptcy related changes in debt. Fourth quarter 2012 results include bankruptcy related benefits of $1,362 and reduction in interest expense of $102 due to bankruptcy related changes in debt.

(2)	Successor per share amounts in dollars. Predecessor per share amounts in millions.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of NewPage Holdings disclosure controls and procedures
We maintain a system of internal accounting controls designed to provide reasonable assurance that transactions are properly recorded and summarized so that reliable financial records and reports can be prepared and assets safeguarded. In addition, a system of disclosure controls is maintained to ensure that information required to be disclosed is recorded, processed, summarized and reported in a timely manner to management responsible for the preparation and reporting of our financial information.
As of the end of the period covered by this Annual Report on Form 10-K, we evaluated the effectiveness of our “disclosure controls and procedures.” This evaluation was conducted under the supervision and with the participation of management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”). Based on the evaluation of disclosure controls and procedures, our CEO and CFO have concluded that the disclosure controls and procedures were effective, as of December 31, 2013, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Securities Exchange Act”) had been accumulated and communicated to management, including our CEO and CFO, and other persons responsible for preparing these reports to allow timely decisions regarding required disclosure and that it is recorded, processed, summarized and reported within the applicable time periods.
Management’s report on internal control over financial reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, management has conducted an assessment, including testing, using the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). NewPage Holdings’ internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Based on our assessment, under the criteria established in Internal Control – Integrated Framework (1992) issued by the COSO, management has concluded that NewPage Holdings maintained effective internal control over financial reporting as of December 31, 2013.

ITEM 9B.    OTHER INFORMATION
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference from the registrant's proxy statement or an amendment to this Annual Report on Form 10-K to be filed within 120 days after the end of the registrant's fiscal first year ended December 31, 2013.

ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from the registrant's proxy statement or an amendment to this Annual Report on Form 10-K to be filed within 120 days after the end of the registrant's fiscal first year ended December 31, 2013.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference from the registrant's proxy statement or an amendment to this Annual Report on Form 10-K to be filed within 120 days after the end of the registrant's fiscal first year ended December 31, 2013.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from the registrant's proxy statement or an amendment to this Annual Report on Form 10-K to be filed within 120 days after the end of the registrant's fiscal first year ended December 31, 2013.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference from the registrant's proxy statement or an amendment to this Annual Report on Form 10-K to be filed within 120 days after the end of the registrant's fiscal first year ended December 31, 2013.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1)    Financial Statements
The following consolidated financial statements of NewPage Holdings Inc. and its subsidiaries are incorporated by reference as part of this Report at Item 8 hereof.
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Equity (Deficit) for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements

(a)(2)    Financial Statement Schedules
The information required to be submitted in the Financial Statement Schedules for NewPage Holdings and consolidated subsidiaries has either been shown in the financial statements or notes, or is not applicable or required under Regulation S-X; therefore, those schedules have been omitted.
(a)(3)    Exhibits
Exhibit

Number	Description

2.1	Order Confirming Debtors’ Modified Fourth Amended Joint Chapter 11 Plan (incorporated by reference to Exhibit 2.1 to the Form 10, filed on May 31, 2013)

2.2	Debtors’ Modified Fourth Amended Joint Chapter 11 Plan (incorporated by reference to Exhibit 2.2 to the Form 10, filed on May 31, 2013)

2.3	Exhibits to the Plan supplement to the Debtors’ Fourth Amended Joint Chapter 11 Plan (incorporated by reference to Exhibit 2.3 to the Form 10, filed on May 31, 2013)

2.4	Amended Plan Supplement to the Debtors’ Modified Fourth Amended Joint Chapter 11 Plan (incorporated by reference to Exhibit 2.4 to the Form 10, filed on May 31, 2013)

2.5
Agreement and Plan of Merger, dated as of January 3, 2014, among NewPage Holdings Inc., Verso Paper Corp. and Verso Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on January 6, 2014)

3.1	Certificate of Amended and Restated Certificate of Incorporation of NewPage Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Form 10, filed on May 31, 2013)

3.2	Bylaws of NewPage Holdings Inc. (incorporated by reference to Exhibit 3.2 to the Form 10, filed on May 31, 2013)

4.1
Stockholders Agreement dated December 21, 2012, among NewPage Holdings Inc. and stockholders (incorporated by reference to Exhibit 4.1 to the Form 10, filed on May 31, 2013), as amended on January 3, 2014 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 6, 2014)

10.1
First Lien Credit Agreement, dated as of February 11, 2014, by and among NewPage Corporation, NewPage Investment Company LLC, certain subsidiaries of NewPage Corporation, the lenders party thereto, Credit Suisse AG, Cayman Islands Branch, and the other financial institutions named therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 11, 2014)

99

10.2
Asset-Based Revolving Credit Agreement, dated as of February 11, 2014, by and among NewPage Corporation, NewPage Investment Company LLC, certain subsidiaries of NewPage Corporation, the lenders party thereto, Barclays Bank PLC, BMO Harris Bank N.A. and the other financial institutions named therein. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on February 11, 2014)

10.3
Form of Support Agreement, dated as of January 3, 2014, among NewPage Holdings Inc., Verso Paper Corp. and each of the stockholders party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 6, 2014)

10.4
Voting Agreement, dated as of January 3, 2014, among NewPage Holdings Inc., Verso Paper Corp. and Verso Paper Management LP (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on January 6, 2014)

10.5+	Employment Agreement dated December 13, 2012, between NewPage Corporation and Daniel A. Clark (incorporated by reference to Exhibit 10.3 to the Form 10, filed on May 31, 2013)

10.6+	Employment Agreement dated December 13, 2012, between NewPage Corporation and Jay A. Epstein (incorporated by reference to Exhibit 10.4 to the Form 10, filed on May 31, 2013)

10.7+	Employment Agreement dated December 13, 2012, between NewPage Corporation and Laszlo M. Lukacs (incorporated by reference to Exhibit 10.5 to the Form 10, filed on May 31, 2013)

10.8+	Employment Agreement dated December 13, 2012, between NewPage Corporation and George F. Martin (incorporated by reference to Exhibit 10.6 to the Form 10, filed on May 31, 2013)

10.9+	Employment Agreement dated February 18, 2013, between NewPage Corporation and David L. Santez (incorporated by reference to Exhibit 10.7 to the Form 10, filed on May 31, 2013)

10.10+	Employment Agreement dated December 13, 2012, between NewPage Corporation and James C. Tyrone (incorporated by reference to Exhibit 10.8 to the Form 10, filed on May 31, 2013)

10.11+	Agreement dated December 20, 2012, between NewPage Corporation and Mark A. Angelson (incorporated by reference to Exhibit 10.9 to the Form 10, filed on May 31, 2013)

10.12
Director and Officer Indemnification Agreement dated December 21, 2012 by and between NewPage Corporation and Robert M. Amen (incorporated by reference to Exhibit 10.10 to the Form 10, filed on May 31, 2013)

10.13
Director and Officer Indemnification Agreement dated December 21, 2012 by and between NewPage Corporation and Mark A. Angelson (incorporated by reference to Exhibit 10.11 to the Form 10, filed on May 31, 2013)

100

10.14
Director and Officer Indemnification Agreement dated December 21, 2012 by and between NewPage Corporation and Robert J. Bass (incorporated by reference to Exhibit 10.12 to the Form 10, filed on May 31, 2013)

10.15
Director and Officer Indemnification Agreement dated December 21, 2012 by and between NewPage Corporation and Daniel A. Clark (incorporated by reference to Exhibit 10.13 to the Form 10, filed on May 31, 2013)

10.16
Director and Officer Indemnification Agreement dated December 21, 2012 by and between NewPage Corporation and Lisa J. Donahue (incorporated by reference to Exhibit 10.14 to the Form 10, filed on May 31, 2013)

10.17
Director and Officer Indemnification Agreement dated December 21, 2012 by and between NewPage Corporation and Jay A. Epstein (incorporated by reference to Exhibit 10.15 to the Form 10, filed on May 31, 2013)

10.18
Director and Officer Indemnification Agreement dated December 21, 2012 by and between NewPage Corporation and Paul E. Huck (incorporated by reference to Exhibit 10.16 to the Form 10, filed on May 31, 2013)

10.19
Director and Officer Indemnification Agreement dated December 21, 2012 by and between NewPage Corporation and Laszlo M. Lukacs (incorporated by reference to Exhibit 10.17 to the Form 10, filed on May 31, 2013)

10.20
Director and Officer Indemnification Agreement dated December 21, 2012 by and between NewPage Corporation and George F. Martin (incorporated by reference to Exhibit 10.18 to the Form 10, filed on May 31, 2013)

10.21
Director and Officer Indemnification Agreement dated December 21, 2012 by and between NewPage Corporation and John F. McGovern (incorporated by reference to Exhibit 10.19 to the Form 10, filed on May 31, 2013)

10.22
Director and Officer Indemnification Agreement dated December 21, 2012 by and between NewPage Corporation and Eric D. Muller (incorporated by reference to Exhibit 10.20 to the Form 10, filed on May 31, 2013)

10.23
Director and Officer Indemnification Agreement dated March 1, 2013 by and between NewPage Corporation and David L. Santez (incorporated by reference to Exhibit 10.21 to the Form 10, filed on May 31, 2013)

10.24
Director and Officer Indemnification Agreement dated December 21, 2012 by and between NewPage Corporation and James C. Tyrone (incorporated by reference to Exhibit 10.22 to the Form 10, filed on May 31, 2013)

10.25+	NewPage Holdings Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.23 to the Form 10, filed on May 31, 2013)

10.26+	NewPage Holdings Inc. 2012 Long-Term Incentive Plan, Amendment No. 1

101

10.27+	Form of NewPage Holdings Inc. 2012 Long-Term Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.24 to the Form 10, filed on May 31, 2013)

10.28+	Form of NewPage Holdings Inc. 2012 Long-term Incentive Plan Stock Option Award Agreement (incorporated by reference to Exhibit 10.25 to the Form 10, filed on May 31, 2013)

14.1	NewPage Code of Conduct (incorporated by reference to Exhibit 14.1 to the Form 10, filed on May 31, 2013)

14.2	Related Party Transactions Policy (incorporated by reference to Exhibit 14.2 to the Form 10, filed on May 31, 2013)

21.1	Subsidiaries of NewPage Holdings Inc. (incorporated by reference to Exhibit 21.1 to the Form 10, filed on May 31, 2013)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
______________________________
+    Management contract or compensatory plan or arrangement.

102

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
NEWPAGE HOLDINGS INC

By:	/s/ George F. Martin
George F. Martin
Chief Executive Officer
Date:	February 26, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
NEWPAGE HOLDINGS INC

/s/ George F. Martin		/s/ Jay A. Epstein
George F. Martin		Jay A. Epstein
President, Chief Executive Officer and Director		Senior Vice President, Chief Financial Officer and Assistant Secretary
(Principal Executive Officer)		(Principal Executive Officer)
Date:	February 26, 2014	Date:	February 26, 2014

/s/ Linda M. Sheffield		/s/ Mark A. Angelson
Linda M. Sheffield		Mark A. Angelson
Controller and Chief Accounting Officer		Director
(Principal Accounting Officer)		Date:	February 26, 2014
Date:	February 26, 2014

/s/ Robert M. Amen		/s/ Robert J. Bass
Robert M. Amen		Robert J. Bass
Director		Director
Date:	February 26, 2014	Date:	February 26, 2014

/s/ Lisa J. Donahue		/s/ Paul E. Huck
Lisa J. Donahue		Paul E. Huck
Director		Director
Date:	February 26, 2014	Date:	February 26, 2014

/s/ John F. McGovern		/s/ Eric D. Muller
John F. McGovern		Eric D. Muller
Director		Director
Date:	February 26, 2014	Date:	February 26, 2014

103