Form 10-K/A
period 2013-12-31
NewPage Holdings Inc.
filed 2014-03-20
CIK 1578086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

There were 7,092,477 Common Shares, $0.001 per share par value, of NewPage Holdings Inc. outstanding as of February 28, 2014.

DOCUMENTS INCORPORATED BY REFERENCE:

None

EXPLANATORY NOTE
We are filing this Amendment No. 1 to amend our annual report on Form 10-K for the year ended December 31, 2013, as originally filed with the Securities and Exchange Commission on February 26, 2014, to include the information required by Part III of Form 10-K. This Amendment No. 1 does not contain any changes to any of the financial or other information contained in the original Form 10-K, and does not amend or otherwise update any other information in the original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the original Form 10-K and our subsequent filings with the SEC.
PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following are the names, ages and a brief account of the business experience for at least the last ten years of the directors and executive officers of NewPage Holdings Inc. (“NewPage Holdings”) as of February 28, 2014. The directors of NewPage Holdings were first elected in December 2012 upon emergence from Chapter 11.

Name	Age	Position

Mark A. Angelson	63	Chairman of the Board

George F. Martin	57	Director, President and Chief Executive Officer

Robert M. Amen	64	Director

Robert J. Bass	64	Director

Lisa J. Donahue	49	Director

Paul E. Huck	64	Director

John F. McGovern	67	Director

Eric D. Muller	41	Director

Daniel A. Clark	55	Senior Vice President, Chief Administrative Officer

Jay A. Epstein	43	Senior Vice President, Chief Financial Officer

Glenn R. Grill	55	Vice President, Human Resources

Laszlo M. Lukacs	49	Senior Vice President, Operations

David L. Santez	59	Senior Vice President, General Counsel and Secretary

Linda M. Sheffield	57	Controller and Chief Accounting Officer

James C. Tyrone	59	Executive Vice President, Commercial Operations and Business Development

Mark A. Angelson has been a member of the board of directors of NewPage Holdings, NewPage Investment and NewPage since December 2012. Mr. Angelson served as the Deputy Mayor of the City of Chicago and chairman of the Mayor’s Economic, Budgetary and Business Development Council from May 2011 until September 2012. From 1996-2010, as chairman and/or chief executive officer of a variety of public companies, including RR Donnelley (Chicago), Moore Corporation (Toronto), Moore Wallace (NYC) and WorldColor Press (Montreal), and as a private investor, he was a leader of the transformation and consolidation of the printing industry. Mr. Angelson led World Color Press (formerly Quebecor World) out of bankruptcy as chairman and then chief executive officer in 2009 and effected its sale to Quad/Graphics in 2010, where he served as a director until April 2011. He served as chairman of MidOcean Partners, a New York and London-based investment firm 2007-2009.
Robert M. Amen has been a member of the board of directors of NewPage Holdings, NewPage Investment and NewPage since December 2012. Until 2009, he was chairman and chief executive officer of International Flavors & Fragrances Inc. (“IFF”). Prior to joining IFF in 2006, Mr. Amen spent over 25 years at the International Paper Company in a succession of roles culminating in his appointment as president and member of the board of directors. He was also a director of Wyeth, the US pharmaceutical and healthcare company, until its acquisition by Pfizer in October 2009. Mr. Amen is also on the board of directors of Balfour Beatty plc which engages in infrastructure business primarily in the United Kingdom and the United States and he is currently the Chairman of the Deming Center Advisory Board at the Columbia Business School.
Robert J. Bass has been a member of the board of directors of NewPage Holdings, NewPage Investment and NewPage since December 2012. Mr. Bass is currently a director of Groupon, Inc. since April 2012. and Sims Metal Management since September 2013. Mr. Bass retired from Deloitte & Touche in 2012 as vice chairman after 39 years with that firm.
Lisa J. Donahue has been a member of the board of directors of NewPage Holdings, NewPage Investment and NewPage since December 2012. She is currently a managing director at Alix Partners and has been affiliated with Alix Partners since 1998. Ms. Donahue currently co-heads the Turnaround and Restructuring practice. She specializes in financial and operational reorganizations and transformations. Over the years, Lisa has been successful as both an interim executive and an advisor at such companies as Umbro International, Exide Technologies and New World Pasta. Lisa is currently a Trustee for the American Red Cross of Greater New York as well as a Board member for InMotion Inc.
Paul E. Huck has been a member of the board of directors of NewPage Holdings, NewPage Investment and NewPage since December 2012. Prior to his retirement in February 2013, he was the senior vice president and chief financial officer of Air Products and Chemicals, Inc. and was appointed vice president and chief financial officer in 2004. Mr. Huck served as vice president and corporate controller from 1994 to 2004. Mr. Huck joined Air Products in 1979.
George F. Martin has been president and chief executive officer and a member of the board of directors of NewPage since August 2010 and of NewPage Holdings and NewPage Investment since December 2012. Prior to that, he had been senior vice president, operations since December 2007. Prior to that Mr. Martin had been vice president, operations since April 2006. Prior to that, Mr. Martin served as vice president, coated operations from May 2005 to March 2006. From February 2003 through April 2005, Mr. Martin was vice president of operations at the Escanaba mill of MeadWestvaco’s Papers Group. From February 2002 through January 2003, Mr. Martin was director of integration for MeadWestvaco’s Papers Group. Previously, he was production manager of the Luke mill of Westvaco since 1997.

John F. McGovern has been a member of the board of directors of NewPage Holdings, NewPage Investment and NewPage since December 2012. He is the founder, and since 1999 a partner, of Aurora Capital LLC, a private investment and consulting firm based in Atlanta, Georgia. Prior to founding Aurora Capital, Mr. McGovern served in a number of positions of increasing responsibility at Georgia-Pacific Corporation from 1981 to 1999, including executive vice president and chief financial officer from 1994 to 1999. Mr. McGovern is currently the audit committee chairman of Xerium Technologies Inc., since 2010, and he is a director of Neenah Paper Company since 2006 as well as both General Chemical Inc. and The Newark Group since 2010. Previously, he served as a director of Collective Brands Inc. from 2003 to 2012, audit committee chairman of Chart Industries Inc. from 2004 to 2005 and Mark IV Industries Inc. in 2005. Mr. McGovern also served as a director of GenTek, Inc. from 2003 to 2009, Golden Bear Inc. from 1996 to 2000, Seabulk International from 2000 to 2002 and Maxim Crane Works Holdings, Inc. from 2005 to 2008.
Eric D. Muller has been a member of the board of directors of NewPage Holdings, NewPage Investment and NewPage since December 2012. Mr. Muller is a managing director at Goldman Sachs where he leads the North American loan investing activities for the Principal Debt Group of the Merchant Banking Division. Prior to that, he worked in the Telecom, Media, Technology Group of the Investment Banking Division from 1999 to 2003. He was named managing director in 2008. Prior to returning to Goldman Sachs in 2006, Mr. Muller was a principal for three years at the Cypress Group, where he invested private equity capital in the general industrial and business services industries. He serves on the Board of Trustees for StreetSquash, the National School Climate Center and the International Racquetball Tour.
Daniel A. Clark has been senior vice president, chief administrative officer of NewPage since November 2010 and of NewPage Holdings and NewPage Investment since December 2012. Prior to that, he was senior vice president, business excellence and chief information officer of NewPage since December 2007. Prior to that, Mr. Clark was chief information officer and vice president of order management since May 2005. Prior to that, Mr. Clark was employed by MeadWestvaco’s Papers Group as vice president of order management from January 2002 to May 2005. Prior to that, Mr. Clark was vice president of order management for The Mead Corporation Paper Division from June 2000 to January 2002.
Jay A. Epstein has been senior vice president and chief financial officer of NewPage since July 2011 and of NewPage Holdings and NewPage Investment since December 2012. Prior to that Mr. Epstein was chief financial officer, SP Recycling Company; vice president, treasurer, secretary, SP Newsprint and a director of SP Recycling and SP Newsprint from 2008 until 2011. He was vice president, treasurer, secretary, Brant Industries and White Birch Paper from 2005 until 2011. Prior to that, he was director, global risk management for the National Bank of Canada from 2002 to 2004.
Glenn R. Grill has been vice president, Human Resources of NewPage since November 2010. Prior to that, he was Director, Compensation and Benefits of NewPage since May 2005. Prior to that, Mr. Grill was a Vice President at JP Morgan Chase and Company since September 2002. Prior to that, he was a Principal Consultant with PricewaterhouseCoopers in their Human Capital group since 1997. Prior to that Mr. Grill held various human resources positions with increasing responsibilities at Westvaco Corporation since 1984.
Laszlo M. Lukacs has been senior vice president, operations of NewPage since September 2010 and of NewPage Holdings and NewPage Investment since December 2012. Prior to that, he was vice president, manufacturing operations of NewPage since November 2009. Prior to that, Mr. Lukacs was vice president, coated operations of NewPage since July 2009. Prior to that, he was vice president, fine paper operations since December 2007. Prior to that Mr. Lukacs was vice president and mill manager for the

Escanaba mill since May 2005. Prior to that, he was director, operations for the Escanaba mill of MeadWestvaco’s Papers Group since May 2003. Prior to that, Mr. Lukacs was the manufacturing operations manager for the Spotswood, New Jersey mill of Schweitzer-Mauduit International, Inc. since September 2001. Prior to that, he was the operations manager for the Courtland, Alabama mill of International Paper Company from May 2000.
David L. Santez has been vice president, general counsel and secretary of NewPage Holdings, NewPage Investment and NewPage since March 2013. Prior to that, Mr. Santez was assistant general counsel of NewPage since May 2008. Prior to that, he was vice president, associate general counsel and assistant secretary for The Ohio Casualty Insurance Company since January 2003. Prior to that, Mr. Santez held various positions with The Mead Corporation and MeadWestvaco entities since January 1986 including senior corporate counsel and assistant secretary.
Linda M. Sheffield has been controller and chief accounting officer of NewPage Holdings, NewPage Investment and NewPage since October 2013. Prior to that, she was vice president compliance since 2007. Prior to that, she was treasurer and vice president administration of NewPage since 2005. Prior to that, Ms. Sheffield was vice president of financial operations, vice president audit services for MeadWestvaco Corporation since 2002. Prior to that, she was vice president internal audit, vice president and director financial service center for Mead Corporation since 1999.
James C. Tyrone has been executive vice president, commercial operations and business development of NewPage since February 2012 and NewPage Holdings and NewPage Investment since December 2012. Prior to that he was senior vice president thermal paper and operations for Appleton Papers since February 2010. Prior to that, he was senior vice president, sales and marketing for NewPage since May 2005. Prior to that Mr. Tyrone was senior vice president, sales and marketing for MeadWestvaco’s Papers Group since February 2002. Prior to that he was vice president of sales and marketing for The Mead Corporation Paper Division since May 2001.
Board of Directors
Pursuant to the stockholders agreement, as amended, (the “Stockholders Agreement”) executed by NewPage Holdings and the stockholders party thereto in connection with our emergence from the Chapter 11 Proceedings, each stockholder party thereto has agreed to vote all of its shares to ensure that the following individuals be elected as directors: (1) for so long as affiliates of Centerbridge Credit Partners (“Centerbridge”) beneficially own at least 5% of our outstanding common stock, one individual designated by Centerbridge; (2) for so long as affiliates of The Goldman Sachs Group, Inc. (“Goldman Sachs”) beneficially own at least 5% of our outstanding common stock, one individual designated by Goldman Sachs; (3) for so long as affiliates of J.P. Morgan Asset Management (“J.P. Morgan”) beneficially own at least 5% of our outstanding common stock, one individual designated by J.P. Morgan; and (4) for so long as affiliates of Oaktree Capital Management (“Oaktree”) beneficially own at least 5% of our outstanding common stock, one individual designated by Oaktree. Mr. Muller is the initial designee of Goldman Sachs. Only Goldman Sachs has designated an individual for membership on the board of directors. In addition, each stockholder party to the Stockholder Agreement has agreed to vote all of its shares and take other action to ensure that the number of directors on our board of directors is no less than six and no more than twelve.
The board of directors has responsibility for general oversight of risks. The board regularly receives reports at meetings from members of senior management on areas of risk facing the company. In addition, as provided in its charter, the audit committee discusses major financial, environmental, health and safety risk exposures with management and steps taken to monitor and control exposures including risk assessment and risk management policies.
The board of directors performs annual self-assessments and reviews all nominees for election to the board. The board of directors does not have a nominating committee, and the entire board of directors participates in the consideration of director nominees, except for those directors who are designated pursuant to the terms of the Stockholders Agreement. Our stock is not listed on any public exchange.
The board of directors does not have a formal policy regarding director diversity. The directors bring high levels of integrity and diverse backgrounds including financial expertise, relevant professional business experience and owner-oriented perspectives that contribute to board heterogeneity.
The specific attributes of each director that were considered in support of membership on the board of directors included the following:

•
for Mr. Angelson, his background, experience and judgment as a chief executive officer, as a director of several companies and his leadership of a company in a related industry as it emerged from creditor protection;

•	for Mr. Amen, his background, experience and judgment as a chief executive officer and as a director in addition to his lengthy experience as a senior executive of International Paper Company;

•	for Mr. Bass, his background, experience and judgment as a vice chairman of a Big Four accounting firm and as a director of a public company;

•	for Ms. Donahue, her background, experience and judgment as a senior executive involved in financial restructurings;

•	for Mr. Huck, his background, experience and judgment as a senior executive of a major industrial company;

•	for Mr. McGovern, his background, experience and judgment as founder and partner of an investment consulting company, as a senior executive within the paper industry and several directorships; and

•	for Mr. Muller, his background, experience and judgment as a senior executive in a leading investment bank.
Mr. Muller was designated for election to our board of directors by Goldman Sachs pursuant to our Stockholders Agreement.
Our audit committee consists of Messrs. Bass, Huck, McGovern and Ms. Donahue. Our board of directors has determined that all of the members of the audit committee are independent directors under the standards promulgated by the NYSE, including the additional requirements applicable to members of the audit committee. Mr. Bass serves as the chairman of the audit committee. Duties of the audit committee include:

•	appointing or replacing our Independent Registered Public accounting firm;

•	meeting with our Independent Registered Public accounting firm to discuss the planned scope of their examinations, the adequacy of our internal controls and our financial reporting;

•	meeting with management and internal audit to review the results of the annual and quarterly examinations of our consolidated financial statements and periodic internal audit examinations;

•	reviewing and approving the services and fees of our Independent Registered Public accounting firm;

•	monitoring and reviewing our compliance with applicable legal requirements; and

•	performing any other duties or functions deemed appropriate by our board of directors.
Our board of directors has determined that Mr. Bass satisfies the definition of an “audit committee financial expert” as defined by the SEC and has “accounting or related financial management expertise” within the meaning of the corporate governance standards of the NYSE. Using the governance standards promulgated by the NYSE, the board of directors of NewPage Holdings has determined that Mr. Bass is an independent director.
Our compensation committee consists of Messrs. Amen, Angelson and Muller. Mr. Amen serves as the chairman of the compensation committee. Duties of the compensation committee include administration of our equity compensation plans, approval of compensation arrangements for our executive officers and oversight of employee compensation plans and programs generally. Our board of directors has determined that Messrs. Amen and Angelson are independent under the standards promulgated by the NYSE, including the additional requirements applicable to members of the compensation committee, but that Mr. Muller is not independent under those standards.
The board of directors has determined that the chairman of the board and chief executive officer positions should be held by separate individuals. The board believes that by separating these roles, the chief executive officer can focus his full attention on operating the business.
Code of Ethics
We have adopted a code of ethics for all associates, including our chief executive officer, chief financial officer, chief accounting officer and treasurer, addressing business ethics and conflicts of interest. A copy of the code of ethics has been posted on our website at www.newpagecorp.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and beneficial owners of greater than 10% of our outstanding common stock (“10% holders”), among others, to file with the SEC an initial report of ownership of our stock on Form 3 and reports of changes in ownership on Form 4 or Form 5. Persons subject to Section 16 are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. Based solely on a review of the copies of such forms in our possession and on written representations, if any, from reporting persons, we believe that during fiscal year 2013 all of our executive officers and directors filed the required reports on a timely basis under Section 16(a), except that Messrs. Angelson and Muller and Ms. Sheffield were each late in filing their initial Form 3’s. Based solely on our review of the Forms 3 and 4 filed by 10% holders, it appears that the following 10% holders were late with their initial Form 3 filings: Centerbridge Credit Partners, L.P. and related entities, Mark T. Gallogly, Jeffrey Aronson; Oaktree Capital Group Holdings GP, LLC and related entities; and Goldman Sachs Group Inc. and related entities; and that Centerbridge Credit Partners, L.P. was late on a Form 4 filing.

ITEM 11.    EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Overview
Creditor protection proceedings for our now wholly-owned subsidiary NewPage Corporation were ongoing through December 21, 2012 with emergence and transition to a new board of directors as of such date. The composition of our present compensation committee was established in January 2013. The development of the Executive compensation program for 2013 incorporated significant elements of a post-emergence executive compensation program negotiated with stakeholders, including stockholders, during the creditor protection proceeding and approved by the court in its Chapter 11 plan. The Chapter 11 plan had been reviewed by members of the prior NewPage Corporation compensation committee.
On January 3, 2014 we entered into an Agreement and Plan of Merger, referred to as the “Merger Agreement,” with Verso Paper Corp., or “Verso,” providing for NewPage Holdings to be acquired by Verso, which transaction is referred to as the “Merger.” During 2013, compensation decisions were made without knowledge of the Merger Agreement. Compensation decisions made during 2014, however, were made after considering the pending acquisition of NewPage Holdings and the terms of the Merger Agreement. The Merger Agreement includes terms that affect the compensation of executives and the treatment of equity awards.
Our compensation programs for executive officers are administered by the compensation committee (the “Committee”), which is composed of two independent directors and one director appointed by The Goldman Sachs Group, a shareholder of the company.
Objectives
Our executive compensation program is designed to meet the following objectives:

•	Attract executives with superior management ability and judgment who will position the company for sustained profitability in the challenging business cycles of the paper industry.

•
Motivate, retain and reward members of the Executive team for contributions to company growth and profitability in the short and long-term by linking a significant portion of overall compensation to the achievement of specific financial measures.

•	Provide alignment between executives and stockholders.

General Philosophy
The compensation committee has responsibility for establishing, monitoring and implementing our compensation philosophy. We compensate our executive officers named in the Summary Compensation Table, who we refer to as our “named executive officers” or “Executives,” through a combination of base salary, short-term incentive plan awards and long-term incentive awards all designed to be competitive with comparable employers and to align each executive’s compensation with the long-term interests of our stockholders. Base salary and short-term incentive plan awards are determined and paid annually and are designed to reward current performance. Long-term incentive awards, consisting of restricted stock units and stock options, are designed to reward longer-term performance. Our process for setting annual executive compensation consists of the compensation committee establishing overall compensation targets for each executive and allocating that compensation between base salary and incentive compensation that is designed as “at-risk” pay to be earned based on the achievement of company-wide performance objectives. The same compensation philosophy applies to all executives. Differences in the level of compensation result from the Executive’s position in the company, individual performance and external market considerations relevant to the position.
Targeted Overall Annual Compensation
Under our compensation structure, the mix of base salary, annual incentive compensation and long-term incentives for each executive varies depending upon his position with the company. The targeted allocation between base salary and bonus award for 2013 and 2014 are as follows:

Level	Base Salary	Annualized Short-Term Incentive	Annualized Long-Term Incentive
President and Chief Executive Officer	20%	20%	60%
Other named executives as a group	24% to 50%	18% to 29%	24% to 58%

In allocating annual compensation among these elements, we believe that a significant portion of the compensation of our executives—the level of management having the greatest ability to influence our performance—should be performance-based and therefore “at risk.”
Long-term incentive awards were granted to Executives at the end of 2012 and in early 2013. Those executives receiving awards in 2012 did not receive additional awards in 2013. The portion of targeted compensation allocated to annualized long-term incentive is the vesting of long-term incentive awards granted during 2012.
Role of Compensation Consultants
In 2013, the compensation committee engaged James F. Reda and Associates, a division of Gallagher Benefit Services, Inc. (“Reda”) as its independent external consultant. The compensation committee relied on Reda to provide guidance in its decision-making process and has sole authority for retaining and terminating its consultant, as well as approving the terms of engagement, including fees. Reda works exclusively for the compensation committee and provides no services to the company.
As part of its process, the Committee utilized Reda to assist in evaluating executive compensation programs and in evaluating executive officers’ compensation compared to an established peer group of similar companies. Executive compensation levels for 2013 were also established as part of the company’s emergence from Chapter 11. In determining compensation for 2014, the Committee considered a market analysis prepared by Reda in late 2013 which reviewed, assessed and compared a variety of compensation surveys, and compared our executive compensation to a peer group of 12 companies.

Compensation-Setting Process
Our post-emergence executive compensation platform contains the following three unique elements of pay: 1) base pay that is competitive in our industry; 2) a short-term incentive program that rewards current performance; and 3) a long-term equity incentive program designed to motivate senior management to contribute collaboratively to the company’s long-term success. Our executive compensation program is based on proxy data that compared the compensation of individual executives to the compensation for similar positions at the following peer group companies, or Peer Group, which are in the paper products and packaging industries: Bemis Co., Inc, Boise Inc., Clearwater Paper Corp., Domtar Inc., Glatfelter, Graphic Packaging Corporation, Kapstone Paper and Packaging, MeadWestvaco Corporation, Packaging Corporation of America, Resolute Forest Products Inc, Sonoco Products Company, and Verso Paper Corp. Reda also compared the compensation of individual executives to the Aon Hewitt general industry survey that covered ninety-four companies participating across all manufacturing industries. Executive total compensation is set annually with a view toward aligning it with the 50th percentile of the selected peer group.
For purposes of setting 2014 compensation, each named executive officer was reviewed against their contribution to key 2013 initiatives involving the business.

Named Executive	Position		Accomplishments
George F. Martin	President and Chief Executive Officer	•	Oversaw improvement in year-over-year Adjusted EBITDA by 13% through focused cost reduction and commercial initiatives.
		•	Focused organization on execution against key operating metrics leading to record performance against safety, customer satisfaction, and quality.
		•	Led evaluation of strategic alternatives to and worked with the board of directors to support the Merger with Verso.
Jay A. Epstein	Senior Vice President, Chief Financial Officer	•	Improved liquidity in 2013 by more than $50 million due to the improvement of payment terms, reduction of cash collateral and posted letters of credit.
•
Led NewPage Holdings through the Form 10 filing to become an SEC Registrant, meeting all public reporting requirements including Sarbanes-Oxley compliance by the beginning of the third quarter of 2013.

		•	Provided strategic and financial guidance to the executive team in developing long-term capital and asset strategy and the development of an internal five-year plan.

David L. Santez	Senior Vice President, General Counsel and Secretary	•	Favorably resolved all outstanding adversary proceedings that remained pending upon emergence from Chapter 11 restructuring.
		•	Completed sales of surplus assets including, among others, shares of Androscoggin Reservoir Company and improvements located at the former Whiting mill.
		•	Managed all legal requirements of the company following reduction in department size by 25%.
		•	Implemented compliance program and training related to Consent Order with Federal Energy Regulatory Commission.
Glenn R. Grill	Vice President Human Resources	•	Reorganized the Human Resources function resulting in a 17% reduction in headcount.
		•	Provided leadership and guidance in the transition from 11 healthcare plans to a single healthcare platform for bargaining employees.
		•	Championed changes in the company’s salaried healthcare plan and provided strategic leadership during renegotiations with administrators and providers resulting in significant savings.
		•	Provided leadership in the continued development of the company’s talent management and employee engagement programs.
Linda Sheffield	Controller and Chief Accounting Officer	•	Transitioned smoothly and effectively into the Controller and Chief Accounting Officer role in October 2013, while maintaining Compliance responsibilities.
		•	Oversaw NewPage Holdings Compliance including meeting all reporting requirements while ensuring strong internal controls across the company.
		•	Provided financial leadership through fresh start accounting, transaction due diligence, Form 10 filing and other related requirements.

Base Salaries
We have established an annual base salary for each executive that is designed to be competitive by position to comparable employers. Base salary compensates each executive for the primary responsibilities of the position. Base salary is set at levels that we believe enable us to attract and retain talent. Under each executive’s employment agreement, base salary may be increased periodically but may not be decreased. Base salary differences among individual executives reflect their differing roles in the company and the competitive pay for those roles. Base salary levels were set taking into account our approach to the mix between base salary and incentive awards, as outlined in “Targeted Overall Annual Compensation” above.
Mr. Santez’s base salary was increased by 40.8% to $270,000 when he assumed the position of Senior Vice President, General Counsel and Secretary in March 2013. Ms. Sheffield’s base salary was increased by 3.9% to $280,000 when she assumed the position of Controller and Chief Accounting Officer in October 2013.

Management Incentive Plan (MIP)
The management incentive plan consists of two parts - a short-term annual incentive plan and an equity-based long-term incentive plan.
Annual Short-Term Incentive Plan
The short-term incentive plan for 2013 has a calendar year annual performance period. Plan funding is based on the company financial achievement of metrics established by the compensation committee. The 2013 metrics were developed to support the achievement of the key business and strategic goals approved by the Board for 2013. The metrics and weighting for 2013 are shown in the table below:

Metric	Weighting
Adjusted EBITDA	50%
Adjusted Free Cash Flow	30%
Fixed Cost	20%

Adjusted EBITDA is earnings before interest, taxes, depreciation and amortization as defined in our revolving credit agreement. For short term incentive plan purposes, Adjusted EBITDA as defined in our revolving credit agreement is modified further to include a “price buffer” that is based on 50% of the unbudgeted change in paper product prices. The incorporation of a buffer for product price changes is due to the difficulty of predicting and influencing price for a commodity product. We believe the buffer increases management’s focus on more controllable elements of the business and provides a more appropriate compensation opportunity.
Adjusted Free Cash Flow is defined as Adjusted EBITDA as modified above, further adjusted for the following: plus or minus the change in working capital excluding the cash payment of any outstanding Chapter 11 items; minus capital expenditures as reported on the consolidated statement of cash flows; minus Pension and OPEB funding in excess of expense already included in Adjusted EBITDA; plus or minus income tax expense (benefit); minus mandatory debt repayments, if any; and, minus actual interest expense accounted for on an accrual basis.
Fixed Cost is defined as employee costs, outside services, maintenance and repair costs, travel and entertainment, supplies, rent, and the like.
The Committee established the following financial goals for 2013:
(dollars in millions)

Metric	Threshold	Target	Maximum
Adjusted EBITDA	$266	$304	$365
Adjusted Free Cash Flow	$21	$76	$137
Fixed Cost	$1,022	$1,010	$998

The company’s STIP target award pool is equal to the sum of each STIP-eligible employee’s target award, based on his or her position level in the company. To calculate the actual award pool, the target award pool is multiplied by the company’s 2013 performance achievement. The company’s 2013 performance achievement was 123%, which was calculated by weighting the achievements for Adjusted EBITDA, Adjusted Free Cash Flow and Fixed Cost, as shown in the table below. The resulting actual award pool for 2013 was approximately $29 million.

(dollars in millions)

Metric	Target	Actual	Target Percentage	Actual Percentage
Adjusted EBITDA	$304	$290	50%	32%
Adjusted Free Cash Flow	$76	$120	30%	51%
Fixed Cost	$1,010	$981	20%	40%

The Committee approved the 2013 STIP payout at 110% of Target. In the Committee’s judgment, the free cash flow metric was significantly influenced by year-end timing matters and was adjusted downward to the payout amount. This adjustment to free cash flow did not result in an increase or decrease to any other metric for payout purposes.

Awards for executives are exclusively based on company financial performance.
Short-term Incentive Plan for 2014
The short-term incentive plan for 2014 (“2014 STIP”) has an annual performance period. Plan funding is based on the company achieving an Adjusted EBITDA goal as established in the company’s annual operating plan and approved by the compensation committee. Adjusted EBITDA was chosen as the 2014 performance metric to support the achievement of the key business and strategic goals approved by the Board for 2014.

Adjusted EBITDA for purposes of the 2014 STIP is earnings before interest, taxes, depreciation and amortization as defined in Section 1.01 of our First Lien Credit Agreement dated February 11, 2014, excluding item (ix) (an add back for pro-forma productivity). The First Lien Credit Agreement is attached as Exhibit 10.1 to our report on Form 8-K filed on February 11, 2014.
Long-term Equity-based Incentive Plan
We believe that it is a customary and competitive practice to include an equity-based element of compensation in the overall compensation package extended to executives in similarly-situated companies.
Our post emergence Long-Term Incentive Plan is 100% equity-based. The compensation committee under the Plan may approve the issuance of incentive stock options, options that are not incentive stock options, restricted stock awards, restricted stock units, performance shares, stock appreciation rights, and phantom stock awards, as best suited to the circumstances of a particular participant. Shares granted to executives in December 2012 and February 2013 as part of the emergence from restructuring consisted of restricted stock units and two tranches of stock options that were not incentive stock options. One tranche was priced at emergence value ($108.72) and the other was priced at a significant premium to emergence value ($197.80).
As noted in the overview section, our compensation program for executives was negotiated with our key stakeholders during the creditor protection proceedings and was ultimately voted upon and approved by the Bankruptcy Court in our Chapter 11 plan. As part of that plan, the stakeholders agreed that equity ownership by the Executives aligned management’s interests with that of our stockholders. All of the equity grants included only time-based vesting provisions. While there were no performance-based metrics included in the vesting provisions, the stock option grants will have no value unless the management team can execute on its plans to increase the overall enterprise value of the company. The value of the restricted stock units also varies with performance of the company, which is directly related to management’s performance. We believe this aligns the interests of management with the interest of our stockholders. In addition, approximately 25% of the stock options granted were priced at $197.80 per share which is a significant premium to the $108.72 emergence value of the shares. As a result, these options will have no value unless enterprise value increases substantially.
Equity ownership is intended to motivate executives to make effective long-term business decisions, improve financial performance, focus on both short-term and long-term objectives of the company and encourage behaviors that protect and enhance enterprise value. The amount of each individual equity award was based on a number of factors, including the expected contribution of each Executive to the future success of our company, other compensation, including equity, being earned and the amount of NewPage Holdings equity. Further information on equity ownership can be found in “Plan-Based Awards.”
The Long-Term Incentive Plan awards granted in 2012 and 2013 vest over a four-year period. The vesting of the equity awards granted in 2012 was included in the company’s targeted compensation for 2013. The timing of award grants to executives in different calendar years affects inclusion in the Summary Compensation Table, and other tables below, as a named executive officer in the table. The Chapter 11 plan provided for the grants of specific awards under the approved Long-Term Incentive Plan in 2012 to individuals including Messrs. Martin and Epstein, as well as the Senior Vice President, Chief Administrative Officer, Executive Vice President, Commercial Operations and Business Development, and the Senior Vice President, Operations (collectively, the “2012 Executives”). The Chapter 11 plan, through the approved Long-Term Incentive Plan, allows the Committee to make awards to other executives and employees of the company. In 2013, the Committee made such awards only to non-2012 Executives, which influenced total compensation for 2013 reporting purposes.
Severance and Change in Control Benefits
We may terminate employment of an executive without “cause” at any time, and an executive may resign for “good reason,” each as defined in the Executive’s employment agreement or in the NewPage Corporation Severance Pay Plan for Non-Union Employees (the “Severance Pay Plan”). We believe that in these situations we should provide reasonable severance benefits to assist the Executive with this transition, recognizing that it may take time for an executive to find comparable employment elsewhere.
Each Executive’s employment agreement provides for termination benefits in the event of termination by us without cause or by the executive for good reason. Additionally, the employment agreement with Mr. Martin provides for additional termination benefits if the termination occurs following a change in control of NewPage Holdings. This approach also helps align the interests of Mr. Martin with the interests of our stockholders by providing additional compensation for completing a transaction that may be in the best interests of our stockholders but might otherwise be detrimental to the Executive. Those executive officers without an employment agreement receive benefits under the Severance Pay Plan.
The amount and type of severance benefits available to our executives is described in “Termination Benefits.”
Other Benefits
Our executives participate in a tax-qualified defined contribution plan, which includes individual and employer matching contributions, as well as various health and welfare benefit plans, all on the same basis as other salaried employees. We also reimburse certain executives for financial planning services. Our objective with these Other Benefits is to offer executives, a benefits package that is competitive within our industry.
Compensation and Risk
The company’s executive compensation program appropriately aligns compensation with long-term shareowner value creation and avoids short-term rewards for decisions that could pose long-term risks to the company as a result of the following factors:

•	Our compensation mix is appropriately balanced and incentive compensation is not overly weighted toward short-term performance at the expense of long-term value creation;

•	Our short-term incentive compensation award pool is appropriately capped, thereby limiting payout potential; and

•	Our performance is measured against absolute and relative metrics to ensure quality and sustainability of company performance.

Further, for general control purposes, our compensation is assessed annually against compensation offered by peer companies. As a consequence of all the foregoing, our compensation policies and practices are not reasonably likely to have a material adverse effect on us.

Compensation Committee Report
The compensation committee, in fulfilling its oversight responsibilities has reviewed and discussed with management the Compensation Discussion and Analysis included in this annual report, as amended. Based on that review and discussion, the compensation committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report, as amended.

COMPENSATION COMMITTEE

Robert M. Amen, Chairman
Mark A. Angelson
Eric D. Muller

Compensation Summary
The following table sets forth information concerning the compensation for our current chief executive officer, chief financial officer, and three other most highly compensated executive officers at the end of 2013.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen- sation	Change in Pension Value and Non- qualified Deferred Compen- sation Earnings	All Other Compen- sation	Total
		(1)	(2)	(3)	(3)	(4)	(5)	(6)
George F. Martin	2013	$750,000				$825,000	$1,863	$34,251	$1,611,114
President and Chief	2012	506,721		$2,565,792	$6,154,513	2,729,175	1,863	17,993	11,976,057
Executive Officer	2011	500,000			25,072	1,064,100	1,808	5,655	1,596,635

Jay A. Epstein (7)	2013	465,000				383,625		33,899	882,524
Senior Vice President	2012	416,861		1,334,212	3,200,359	1,663,339		26,607	6,641,378
and Chief Financial Officer	2011	195,898	$65,000		27,424	642,400		313,212	1,243,934

David L. Santez (8)	2013	256,951		359,211	861,072	148,500	1,449	13,277	1,640,460
(9) (10)
SVP, General Counsel
and Secretary

Glenn R. Grill (10)	2013	280,000		170,582	408,835	184,800	1,723	17,700	1,063,640
Vice President,	2012	250,000				590,444	1,818	17,350	859,612
Human Resources	2011	250,000				230,263	1,764	7,546	489,573

Linda M. Sheffield (8)	2013	271,256		170,582	408,835	154,000	1,766	16,250	1,022,689
Controller and Chief
Accounting Officer
______________________________

(1)	Represents base salary actually earned during the year.

(2)	For Mr. Epstein, the amount of $65,000 in 2011 paid to him represents a bonus paid upon his commencing employment as senior vice president and chief financial officer.

(3)
Represents the amount of grant-date fair value for equity compensation granted during the year in accordance with FASB ASC Topic 718. See “Plan-Based Awards” below for more information. Aggregate amounts do not reflect sale or forfeiture of shares to fund tax withholding in accordance with the terms of the award agreement and LTIP. The amount shown for stock awards (restricted stock units) are determined by multiplying the number of units granted by the fair value of NewPage Holdings common stock on the grant date. The amounts shown for option awards are based on the fair value at the date the award is granted using the Black-Scholes option pricing model. This fair value is calculated based on assumptions at the time of the grant and does not represent the ultimate value to be realized by the Executive, if any. No Executive received any value from the exercise of options during the periods shown.

(4)	The 2013 amounts in this column reflect cash payments paid to the Executive under the company’s Short Term Incentive Plan (STIP) with respect to performance over a one-year plan cycle.

The 2012 amounts in this column reflect cash payments paid to the Executive under the company’s Short Term Incentive Plan (STIP) with respect to performance over a one-year plan cycle and the amount earned related to the 2012 Long Term Incentive Plan (LTIP), established in September 2011, with respect to performance over a 16-month plan cycle from September 2011 through December 2012. The 2012 earned amounts were as follows: Mr. Martin $781,125 (STIP) and $1,948,050 (LTIP), Mr. Epstein $399,739 (STIP) and $1,263,600 (LTIP), and Mr. Grill $169,244 (STIP) and $421,200 (LTIP). The 2011 amounts in this column reflect cash payments made to the Executive under the company’s STIP with respect to performance over a six-month plan cycle (July 1, 2011 through December 31, 2011) and amounts earned in 2011 related to the 2012 LTIP. The 2011 earned amounts were as follows: Mr. Martin $414,750 (STIP) and $649,350 (LTIP), Mr. Epstein $221,200 (STIP) and $421,200 (LTIP), and Mr. Grill $89,863 (STIP) and $140,400 (LTIP).

(5)
Represents the change in value of benefits earned under the cash balance plan. Effective December 31, 2010, accumulated benefits in the cash balance plan were frozen. As such, the 2013, 2012 and 2011 amounts in this column reflect only interest credits as participants no longer earn cash balance benefit credits.

(6)	See the following table, which provides further details about All Other Compensation.

(7)	Mr. Epstein commenced employment with the company on July 5, 2011.

(8)	Mr. Santez and Ms. Sheffield became named executive officers in 2013.

(9)	Includes 90% of target 2013 STIP paid in 2013.

(10)	Mr. Santez’s base pay was increased by 11.1% to $300,000 and Mr. Grill’s base pay was increased by 5% to $294,000 effective January 1, 2014.
ALL OTHER COMPENSATION

Name	Year	Company Contributions to Retirement Savings Plan	Relocation	Other	Total
			(1)	(2)
George F. Martin	2013	$16,788		$17,463	$34,251
	2012	10,000		7,993	17,993
	2011	5,655			5,655

Jay A. Epstein	2013	16,199		17,700	33,899
	2012	10,000	$4,764	11,843	26,607
	2011	4,167	309,045		313,212

David L. Santez (3)	2013	13,277			13,277

Glenn R. Grill	2013	17,700			17,700
	2012	17,350			17,350
	2011	7,546			7,546

Linda M. Sheffield (3)	2013	16,250			16,250
______________________________

(1)	Relocation expenses for Mr. Epstein includes a taxable payment of $4,764 in 2012 and $309,045 in 2011.

(2)	Other expenses for Mr. Martin and Mr. Epstein in 2013 and 2012 consist of amounts paid for financial planning services.

(3)	Mr. Santez and Ms. Sheffield became named executive officers in 2013.

Employment Agreements
Messrs. Martin, Epstein, and Santez, are each party to an employment agreement under which they are entitled to a minimum annual base salary and each is assigned a minimum bonus target, expressed as a percentage of base salary. For 2013, bonus targets for Mr. Martin, Mr. Epstein, and Mr. Santez were 100%, 75%, 50% of base salary, respectively.
Mr. Grill and Ms. Sheffield are not party to employment agreements with the company. For 2013, bonus targets for Mr. Grill and Ms. Sheffield were 60% and 50% of base salary, respectively.

See “Termination Benefits” for information concerning the severance benefits payable under our Executive employment agreements, the Severance Pay Plan and other terms applicable in connection with the termination of an Executive’s employment with us.
Plan-Based Awards

GRANTS OF PLAN-BASED AWARDS FOR 2013

The following table lists all grants of plan-based awards to Executives for 2013.

	Estimated Future Payouts Under Non-Equity Incentive Award Plans
	Threshold ($) (1)	Target ($) (1)	Maximum ($) (1)	All Other Stock Awards: Number of Shares of Stocks or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
				Units	Options	Awards	Awards
Name/Plan/ Date of Grant				(#) (2)	(#) (2)	($/sh)	($) (2)
George F. Martin
STIP: 1/31/2013	$187,500	$750,000	$1,500,000

Jay A. Epstein
STIP: 1/31/2013	87,188	348,750	697,500

David L. Santez
STIP: 1/31/2013	33,750	135,000	270,000
LTIP: 2/26/2013					14,317	108.72	716,852
LTIP: 2/26/2013					4,405	197.80	144,220
LTIP: 2/26/2013				3,304			359,211

Glenn R. Grill
STIP: 1/31/2013	42,000	168,000	336,000
LTIP: 2/26/2013					6,798	108.72	340,376
LTIP: 2/26/2013					2,091	197.80	68,459
LTIP: 2/26/2013				1,569			170,582

Linda M. Sheffield
STIP: 1/31/2013	35,000	140,000	280,000
LTIP: 2/26/2013					6,798	108.72	340,376
LTIP: 2/26/2013					2,091	197.80	68,459
LTIP: 2/26/2013				1,569			170,582
______________________________

(1)
The 2013 grants reflect non-equity incentive plan awards for the Executive under the company’s Short Term Incentive Plan (STIP) with respect to performance over a one-year plan cycle. See actual amounts earned in 2013 for the Executive in the Summary Compensation Table.

17

(2)
The stock awards (restricted stock units) and option awards vest in 25% increments on each of the first four anniversaries of the date of grant. Grants made under the NewPage Holdings Long-Term Incentive Plan (LTIP). See “Compensation Discussion and Analysis - Long-Term Equity-based Incentive Plan” for more information about the plan.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table lists all outstanding stock options and restricted stock units held by Executives as of December 31, 2013.

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
Name	Exercisable	Unexercisable	($)	Date	(#)	($)
George F. Martin	25,567	76,700	108.72	12/21/2019
	7,867	23,600	197.80	12/21/2019
					17,700	2,018,685

Jay A. Epstein	13,295	39,884	108.72	12/21/2019
	4,091	12,272	197.80	12/21/2019
					9,204	1,049,716

David L. Santez		14,317	108.72	2/26/2020
		4,405	197.80	2/26/2020
					3,304	376,821

Glenn R. Grill		6,798	108.72	2/26/2020
		2,091	197.80	2/26/2020
					1,569	178,944

Linda M. Sheffield		6,798	108.72	2/26/2020
		2,091	197.80	2/26/2020
					1,569	178,944

OPTION EXERCISES AND STOCK VESTED

The following table lists all stock awards that vested during 2013. No stock options were exercised during the year. Messrs. Santez and Grill and Ms. Sheffield did not have any stock awards that vested during 2013.

	Stock Awards
	Number of Shares Acquired on Vesting	Value Realized on Vesting
	(#)	($)
Name
George F. Martin	5,900	$672,895

Jay A. Epstein	3,068	349,905

NewPage Holdings Equity Incentive Plan

On December 21, 2012, Mr. Martin and Mr. Epstein were granted restricted stock units and non-qualified stock options to purchase NewPage Holdings common stock under the NewPage Holdings 2012 Long-Term Incentive Plan. On February 26, 2013, Mr. Santez, Mr. Grill and Ms. Sheffield were granted restricted stock units and non-qualified stock options to purchase NewPage Holdings common stock under the NewPage Holdings 2012 Long-Term Incentive Plan. Vesting of these restricted stock units and stock options is time-based in four equal annual installments commencing on the grant date. The restricted stock units and stock options will vest on each vesting date only if the Executive remains employed by us on that vesting date. However, upon termination without cause, due to death or disability, upon a change of control event or if we complete an initial public offering, a portion of the restricted stock units and stock options will vest, as applicable.

Pension Benefits
Certain of the Executives participate in a tax-qualified cash balance pension plan. Effective December 31, 2010, accumulated benefits in the cash balance benefit plan were frozen. Accrued benefits will continue to earn annual interest credits, but participants will no longer earn cash balance benefit credits. As of December 31, 2013, the amount of the change in the plan for 2013 was equal to the eligible Executives’ account balances. See the Summary Compensation Table for further information.

Termination Benefits
Severance Benefits in Employment Agreements
Severance benefits are specified in each of Messrs. Martin, Epstein and Santez’s employment agreements as follows:

•
If we terminate the Executive’s employment without “cause” or if the Executive resigns for “good reason,” the Executive will continue to receive base salary and benefits to the date of termination and will receive the following additional benefits after executing, and not revoking, a general release.

19

•
For Mr. Epstein and Mr. Santez a lump sum cash severance payment equal to two times the Executive’s base salary. For Mr. Martin only, if his employment is terminated by NewPage Holdings without cause or by Mr. Martin for good reason, in each case within one year following the occurrence of a change in control of NewPage Holdings, he will be entitled to receive a lump sum cash severance payment equal to three times his base salary.

•
For Mr. Martin, Mr. Epstein and Mr. Santez a prorated short-term incentive award for the calendar year in which the Executive’s termination date occurs (to the extent not already paid), calculated by multiplying the short-term incentive award paid to the Executive for the calendar year prior to the calendar year in which the Executive’s termination date occurs by a fraction, the numerator of which is the number of days in the current calendar year through the termination date and the denominator of which is 365.

•
Continuation of medical, dental and vision benefits through the end of the month in which the Executive’s termination date occurs. For Mr. Martin, Mr. Epstein and Mr. Santez they are also able to continue coverage at the active employee rate for up to two years post-termination under their employment agreements.

•	Payment for unused accrued vacation time for the year in which termination occurs.

•	Outplacement services for 12 months.
As defined in the employment agreements, “cause” includes commission of a felony, willful and fraudulent conduct, dishonesty resulting in personal gain, and other serious misconduct. “Good reason” includes reduction of base salary or bonus target, required relocation farther than 50 miles, material reduction in title, authority or duties, and other significant adverse employer actions.
If an Executive’s termination is caused by death or disability, the Executive or his estate will receive the pro rata portion of his short-term incentive and payment of unused accrued vacation time. If an Executive’s termination is initiated by us for cause or by the Executive without good reason, the Executive will not be entitled to any severance payments other than salary and benefits accrued through the termination date.
Severance Pay Plan
Executive officers of the company who are not party to an employment agreement, such as Mr. Grill and Ms. Sheffield, participate in the Severance Pay Plan. Mr. Grill and Ms. Sheffield are eligible to receive the following severance payments and benefits under the Severance Pay Plan if they experience a qualifying termination of employment, as described in the Severance Pay Plan, execute a general release and agree to certain non-solicitation restrictions with respect to NewPage Holdings’ employees:

•	For Mr. Grill an amount equal to one times his base pay paid over a 12-month period. For Ms. Sheffield an amount equal to two times her base pay paid over a 24-month period.

•
For Mr. Grill and Ms. Sheffield, pursuant to the Short Term Incentive Plan, a prorated short-term incentive award for the year in which they are terminated based on the number of days in the calendar year through the termination date and the denominator of which is 365.

•	For Mr. Grill and Ms. Sheffield they may continue coverage health, dental, vision, employee assistance and basic life insurance benefits at the active rate for up to six months post-termination.

•	For Mr. Grill and Ms. Sheffield outplacement services for up to six (6) months.
A qualifying termination of employment under the Severance Pay Plan generally includes, among other things, (x) the elimination of a participating employee’s position with NewPage Holdings, unless NewPage Holdings offers the employee a “substantially equivalent position” (as defined in the Severance Pay Plan), (y) NewPage Holdings sells all of its business at the location where the employee works, unless the buyer offers the employee a substantially equivalent position or the employee accepts an offer of employment (whether or not a substantially equivalent position) with the buyer, or (z) the employee is discharged without “cause” (as defined in the Severance Pay Plan).
Non-Competition and Non-Solicitation Provisions
Each Executive with an employment agreement is subject to certain non-competition and non-solicitation restrictions following termination of employment for any reason. These restrictions run for two years following a Compensated Termination (a termination by the company without cause or by the Executive for good reason).
LTIP Implications Upon Termination
If the employment of an Executive ceases due to death or disability, the Executive will become immediately vested upon termination for all LTIP awards that would otherwise have vested on or prior to December 31 of the year in which the termination occurs and such awards will remain exercisable (if applicable) for a period of one year after such termination. Upon the effective date of a change in control, all outstanding LTIP awards will become vested and exercisable by the Executive as of the effective date of the change in control if the surviving or successor entity does not assume the outstanding awards and such awards will remain exercisable (if applicable) for a period of 30 days after such termination. If the surviving or successor entity assumes the outstanding awards upon a change in control, and if within one year after the effective date of the change in control the Executive’s employment with the company is terminated for any reason that constitutes a “compensated termination” under the Executive’s employment agreement with the company, then any then-outstanding non-vested awards will become fully vested upon such termination and such awards will remain exercisable (if applicable) for a period of 30 days after such termination.
Termination Benefits Summary
Below is the summary of the estimated termination benefits that would have been paid to each current Executive as of December 31, 2013 in the various circumstances listed:

TERMINATION OR CHANGE IN CONTROL BENEFITS

Name	Termination with Cause	Termination without Cause	Death or Disability	Change in Control
	(1)	(2)		(6)
George F. Martin
Cash severance (3)	$86,538	$1,586,538	$86,538	$2,336,538
Short-term incentive plan (4)		825,000	825,000	825,000
Long-term incentive plan (5)				2,563,768
Health and welfare benefits		19,258		19,258
Outplacement benefits		25,000		25,000
Total	$86,538	$2,455,796	$911,538	$5,769,564

Jay A. Epstein
Cash severance (3)	$44,712	$974,712	$44,712	$974,712
Short-term incentive plan (4)		383,625	383,625	383,625
Long-term incentive plan (5)				1,333,160
Health and welfare benefits		25,925		25,925
Outplacement benefits		10,000		10,000
Total	$44,712	$1,394,262	$428,337	$2,727,422

David L. Santez
Cash severance (3)	$25,962	$565,962	$25,962	$565,962
Short-term incentive plan (4)		148,500	148,500	148,500
Long-term incentive plan (5)				453,132
Health and welfare benefits		29,291		29,291
Outplacement benefits		10,000		10,000
Total	$25,962	$753,753	$174,462	$1,206,885

Glenn R. Grill
Cash severance (3)	$26,923	$306,923	$26,923	$306,923
Short-term incentive plan (4)		184,800	184,800	184,800
Long-term incentive plan (5)				215,177
Health and welfare benefits		7,554		7,554
Outplacement benefits		10,000		10,000
Total	$26,923	$509,277	$211,723	$724,454

Linda M. Sheffield
Cash severance (3)	$26,923	$586,923	$26,923	$586,923
Short-term incentive plan (4)		154,000	154,000	154,000
Long-term incentive plan (5)				215,177
Health and welfare benefits		6,278		6,278
Outplacement benefits		10,000		10,000
Total	$26,923	$757,201	$180,923	$972,378
______________________________

(1)	Includes termination by us for cause or resignation by the Executive without good reason.

(2)	Includes termination by us without cause or resignation by the Executive with good reason.

(3)
Cash severance includes payment for unused accrued vacation time and any prorated annual bonus award for the year of termination. For purposes of this table, we have assumed that each Executive would receive a full year of his annual vacation pay.

(4)	Includes cash payment under the company’s Short Term Incentive Plan (STIP) with respect to performance over a one-year plan cycle.

(5)
A change of control assumes that the surviving or successor entity does not assume any outstanding non-vested stock awards and options. As such, the change of control results in immediate vesting of any outstanding non-vested stock awards and all outstanding stock options. The non-vested stock awards are valued at the market value of the shares as of December 31, 2013. The outstanding stock options with exercise prices per share that are less than the estimated market value of our common stock as of December 31, 2013, are valued at the estimated intrinsic value that the named executive officers would have received in the event of a change in control of NewPage Holdings as of December 31, 2013. The table does not include any value for outstanding stock options that would vest, however, the exercise prices per share are less than the estimated market value of our common stock as of December 31, 2013. If employment with the company terminates (whether or not there is a change in control pending) as a result of death or disability, all awards that are or would have vested on or prior to December 31 of the year in which the termination occurs will vest and be paid to Grantee (or his/her estate) or remain available for exercise, as applicable. All other non-vested awards will be automatically forfeited as of the date of termination.

(6)
“Change in Control” column shows the estimated benefits upon termination without cause or resignation with good reason within one year after a change in control occurred. Date of termination assumed to be 12/31/2013.

Compensation of Directors

Effective January 23, 2013, the board of directors of NewPage Corporation (“NewPage”) approved a contract with Mark A. Angelson, chairman of the board. In addition, the board of directors of the company established a compensation program for other non-employee directors.

Mr. Angelson, Chairman of the Board of Directors of NewPage, is party to an agreement with NewPage under which NewPage is required to make a contribution to one or more charities designated by Mr. Angelson in the amount of $100,000 each month beginning in January 2013 and continuing throughout Mr. Angelson’s service as a director of NewPage. In addition, if a significant merger or other business transaction (which includes the Merger) is completed while Mr. Angelson is a director of NewPage or within six (6) months after he ceases to be a director (unless he resigns voluntarily or is discharged for “cause,” as defined in the agreement), NewPage will make an additional one-time contribution to one or more charities designated by Mr. Angelson in an amount equal to $1 million during months one through ten of Mr. Angelson’s term as a director, which contribution will increase by $100,000 per month thereafter until a cap of $2 million is reached. This one-time contribution will be payable on the closing of such transaction. Mr. Angelson will also receive a tax gross-up sufficient to offset any tax liability imposed on him as a result of the foregoing contributions. In addition, Mr. Angelson is reimbursed for out-of-pocket expenses incurred in connection with his service as director. No other compensation or benefits are to be paid to Mr. Angelson for his service as a director or in connection with the transaction.

Commencing January 1, 2013, compensation for other non-employee directors consisted of a base annual retainer of $200,000. In addition, directors who serve on the audit committee will receive an additional annual retainer of $10,000, the chair of the audit committee will receive an additional annual retainer of $35,000, and the chair of the compensation committee will receive an additional annual retainer of $25,000. The annual retainer for Mr. Muller was paid in cash directly to The Goldman Sachs Group, Inc. The annual retainers for the remaining non-employee directors were paid half in cash and half in restricted stock units issued under the Company’s 2012 Long-Term Incentive Plan, with any fractional stock units paid in cash. Each non-employee director will also be reimbursed for out-of-pocket expenses incurred in connection with his or her service as a director.

The cash portion of each retainer was paid quarterly in arrears. Restricted stock units are awarded at the beginning of each calendar year, based on the fair market value of the company’s common stock at that time, and will vest ratably at the end of each calendar year. If the director’s service as a director terminates due to death or disability, any unvested restricted stock units due to vest in the year in which the termination occurs will vest in full and any remaining unvested restricted stock units will be forfeited. All unvested restricted stock units will vest upon a “change in control,” as defined in the plan, if the surviving or successor entity does not assume the restricted stock units. All unvested restricted stock units will also vest if a surviving or successor entity assumes the restricted stock units, but the director is removed from the board of directors without “cause” within one year after a change in control occurs. All unvested restricted stock units will be forfeited following a termination of the director’s service as a director under any circumstances not described above. Except as set forth in the table below, no director received compensation for their services as a director in 2013.

2013 DIRECTOR COMPENSATION

	Stock Awards		Fees Earned or Paid in Cash		All Other Compensation		Total
Name	$		$		$		$
	(1)
Robert M. Amen	112,417	(2)	112,583				225,000
Mark A. Angelson					1,720,000	(6)	1,720,000
Robert J. Bass	122,419	(3)	122,581				245,000
Lisa J. Donahue	104,915	(4)	105,085				210,000
Paul E. Huck	104,915	(4)	105,085				210,000
John F. McGovern	104,915	(4)	105,085				210,000
Eric D. Muller			200,000	(5)			200,000
______________________________

(1)
Represents the amount of grant-date fair value for equity compensation granted during the year in accordance with FASB ASC Topic 718. The amount shown for stock awards (restricted stock units) are determined by multiplying the number of units granted by the fair value of NewPage Holdings common stock on the grant date. All 2013 Director stock awards were granted on January 23, 2013 and the grant-date fair value of each award was $108.72 per share. Aggregate amounts do not reflect sale or forfeiture of shares to fund tax withholding in accordance with the terms of the award agreement and LTIP.

(2)	Aggregate number of stock awards (restricted stock units) outstanding as of December 31, 2013 was 1,034 shares.

(3)	Aggregate number of stock awards (restricted stock units) outstanding as of December 31, 2013 was 1,126 shares.

(4)	Aggregate number of stock awards (restricted stock units) outstanding as of December 31, 2013 was 965 shares.

(5)	The annual retainer for Mr. Muller is paid in cash directly to The Goldman Sachs Group, Inc.

(6)
The contract with Mr. Angelson requires NewPage to make a contribution to one or more charities designated by Mr. Angelson in the amount of $100,000 each month beginning in January 2013 and continuing throughout the term of the contract. $1,200,000 in cash donations were made by NewPage in 2013 to the designated charities. Mr. Angelson also received a tax gross-up of $520,000 to offset any tax liability imposed on Mr. Angelson as a result of the foregoing contributions.

Compensation Committee Interlocks and Insider Participation
In January 2013, Messrs. Amen (chair), Angelson and Muller were appointed to our compensation committee. None of the members of the compensation committee served, or has at any time served, as an officer or employee of our company or any of our subsidiaries. In addition, none of our executive officers has served as a member of a board of directors or a compensation committee, or other committee serving an equivalent function, of any other entity, one of whose executive officers served as a member of the board or the compensation committee. Accordingly, the compensation committee members have no interlocking relationships required to be disclosed under SEC rules and regulations.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information with respect to the beneficial ownership of NewPage Holdings as of February 28, 2014 by:

•	each person who is known by us to beneficially own 5% or more of the NewPage Holdings common stock;

•	each member of the board of directors of NewPage Holdings;

•	each of the Executives; and

•	all directors and executive officers of NewPage Holdings.
Beneficial ownership is determined in accordance with the rules of the SEC and includes stock options that could be exercised within 60 days. To our knowledge, each of the holders listed below has sole voting and investment power as to the NewPage Holdings common stock owned unless otherwise noted.

	Number of Shares Beneficially Owned (1) (10)	Percentage of Shares Outstanding
Franklin Resources, Inc. (2)	1,129,180	15.9%
Oaktree Capital Management (3)	900,212	12.7%
The Goldman Sachs Group (4)	895,856	12.6%
J.P. Morgan Asset Management (5)	802,564	11.3%
Centerbridge Partners (6)	736,892	10.4%
Citigroup Global Markets, Inc. (7)	601,172	8.5%
The Capital Group Companies, Inc. (8)	440,120	6.2%
Blackrock, Inc. (9)	393,912	5.6%
Jay A. Epstein	18,954	*
Glenn R. Grill	2,417	*
George F. Martin	36,516	*
David L. Santez	5,094	*
Linda M. Sheffield	2,425	*
Mark A. Angelson	—	—
Robert M. Amen	132	*
Robert J. Bass	161	*
Lisa J. Donahue	126	*
Paul E. Huck	147	*
John F. McGovern	142	*
Eric D. Muller	—	—
Directors and executive officers as a group (15 persons)	96,789	1.3%

* Less than 1%

26

____________________________

(1)
For purposes of this table, “beneficial ownership” is determined in accordance with Rule 13d-3 under the Exchange Act, pursuant to which a person or group of persons is deemed to have beneficial ownership of the shares of common stock that the person has the right to acquire within 60 days of the date of determination, as well as the shares of common stock underlying vested restricted stock units (RSU’s) and vested stock options. For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named above, all the shares the person or persons has (have) the right to acquire within 60 days, as well as the shares of common stock underlying vested RSU’s and vested stock options, are deemed outstanding, but are deemed not to be outstanding for the purpose of computing the percentage ownership of any other person or group. All numbers listed above represent sole investment and voting power unless otherwise noted.

(2)
The address for Franklin Resources, Inc. is One Franklin Parkway, San Mateo, CA 94403. We observed that there are two entities that operate as separate entities, each of which hold less than 10% of NewPage Holdings common stock. We have reported combined ownership in this table.

(3)	The address for Oaktree Capital Management is 333 S. Grand Avenue, 28th Floor, Los Angeles, CA 90071.

(4)	The address for The Goldman Sachs Group is 200 West Street, New York, NY 10282.

(5)
The address for J.P. Morgan Asset Management is 500 Stanton Christiana Road, Newark, DE 19713. We observed that there are two entities that operate as separate entities, each of which hold less than 10% of NewPage Holdings common stock. We have reported combined ownership in this table.

(6)	The address for Centerbridge Partners is 375 Park Avenue, 12th Floor, New York, NY 10152.

(7)	The address for Citigroup Global Markets, Inc. is 390 Greenwich Street, New York, NY 10013.

(8)	The address for Capital Group Companies, Inc. is 11100 Santa Monica Blvd, Los Angeles, CA 90025.

(9)	The address for Blackrock, Inc. is 55 East 52nd Street, New York, NY 10055.

(10)
Shares related to stock options that are exercisable or shares related to stock options or restricted stock units for which a person may acquire common stock within 60 days of February 28, 2014 are treated as “beneficially owned” and the number of shares for each person is listed below. The exercise price reflects the grant-date exercise price of $108.72 and $197.80, each reduced by the Special Distribution per share amount of $34.35 which became effective February 14, 2014, in accordance with the Merger Agreement.

Individual or Group	Options Exercisable ($74.37 Exercise Price)	Options Exercisable ($163.45 Exercise Price)	Total Shares Treated as “Beneficially Owned”
Mr. Epstein	13,295	4,091	17,386
Mr. Grill	1,699	522	2,221
Mr. Martin	25,567	7,867	33,434
Mr. Santez	3,579	1,101	4,680
Ms. Sheffield	1,699	522	2,221
Directors and Executive Officers as a Group	67,316	20,712	88,028

Equity Compensation Plan Information
The following table shows certain information as of December 31, 2013, with respect to compensation plans under which our common shares are authorized for issuance:

	No. of common shares to be issued upon exercise	Weighted average exercise price	Common shares available for future issuance
Equity compensation plans approved by shareholders:
Stock options	526,026	$129.68	(a)
Restricted stock units	83,961	—	(a)
Equity compensation plans not approved by shareholders	—	—	—
Total	609,987		162,756	(a)
______________________________

(a)
NewPage Holdings has authorized 786,667 common shares for issuance under the 2012 Long-Term Incentive Plan. 13,924 shares were issued upon vesting of restricted stock units in 2013. 162,756 shares remain available for future issuance as of December 31, 2013.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Policies and Procedures
We and our audit committee have adopted written procedures regarding related party transactions. Pursuant to those procedures, any related party transaction that would be required to be reported in accordance with Securities and Exchange Commission rules in this annual report, as amended, and any material amendment to such a related party transaction, must first be presented to and approved by our chief executive officer, our chief financial officer and our general counsel and then by the audit committee before we make a binding commitment to the related party. For each related party transaction presented for approval, we will consider all relevant factors, including whether the proposed transaction would be entered into in the ordinary course of our business on customary business terms, whether any related party has been or will be involved in the negotiation or administration of the proposed transaction on our behalf, and whether the proposed transaction appears to have been negotiated on an arms’-length basis without interference or influence on us by any related party. We may condition our approval on any restrictions we deem appropriate, including receiving assurances from any related party that he or she will refrain from participating in the negotiation of the proposed transaction on our behalf and in the ongoing management of the business relationship on our behalf should the proposed transaction be approved. If after a transaction has been commenced or completed we discover that it is a related party transaction, we will promptly advise management and our audit committee. In that case, we may honor the contractual commitment if entered into in good faith by an authorized representative of ours, but we may impose appropriate restrictions on the continued maintenance of the business relationship similar to those described above. If our chief executive officer, chief financial officer, general counsel or any member of our audit committee has a direct or indirect interest in a proposed transaction, that individual must disclose his interest in the proposed transaction and refrain from participating in the approval process.

Related Party Transactions
Stockholders Agreement

In connection with our emergence from the Chapter 11 Proceedings, NewPage Holdings and the stockholders party thereto entered into the Stockholders Agreement, as amended, providing that, among other things, each stockholder agreed to vote all of its shares to ensure that certain designated director nominees can be elected as directors. See Item 10, “Directors, Executive Officers and Corporate Governance - Board of Directors.”
The Stockholders Agreement also contains stockholder approval provisions requiring (1) the approval of stockholders holding a majority of the shares of stockholders party to the Stockholder Agreement for mergers involving, and sales or other distributions of substantially all of the assets of, NewPage Holdings or its subsidiaries; and (2) the approval of stockholders holding at least sixty-six and 2/3 percent (66 2/3%) of the shares of stockholders party to the Stockholder Agreement for (A) liquidation or dissolution of NewPage Holdings or its subsidiaries or (B) a change in the number of directors on our board of directors to a number less than six or greater than twelve.
The Stockholders Agreement provides preemptive rights allowing the stockholders party to the Stockholders Agreement to purchase shares of common stock from NewPage Holdings, or other dilutive securities convertible into common stock, on the same terms as are offered to third parties, up to an amount sufficient to preserve each such stockholder’s proportionate ownership of NewPage Holdings common stock. The Stockholders Agreement also contains provisions restricting the transfer of shares by such stockholders as well as registration rights.
Amendment No. 1 to the Stockholders Agreement

On January 3, 2014, NewPage Holdings and certain stockholders that beneficially owned in the aggregate approximately 69% of the outstanding shares of NewPage Holdings common stock held by all stockholders, entered into Amendment No. 1 (the “Amendment”) to the Stockholders Agreement, dated as of December 21, 2012. Under the Amendment, all of the terms and conditions of the Stockholders Agreement continue in full force and effect, except the following:

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

Other Related Party Transactions

The Goldman Sachs Group (which together with its affiliates, we refer to collectively as Goldman Sachs), a shareholder of NewPage Holdings, was the syndication agent and joint lead arranger and joint bookrunner for our Term Loan and our Revolver established as part of our exit financing. Since emergence from Chapter 11, Goldman Sachs has also held a board position on the NewPage Holdings board of directors. We incurred interest expense of $39 million in 2013 in relation to the Term Loan. A portion of the interest was allocated to the various lenders of the Term Loan. The Term Loan, which Goldman Sachs syndicated out to various lenders, had an outstanding balance of $487 million at December 31, 2013 and the largest aggregate principle amount outstanding during 2013 was $490 million. Selling, general and administrative expense for 2013 includes $200,000 in Director fees in relation to the Goldman Sachs board position and $220,000 in merger-related fees that were accrued or paid to Goldman Sachs. Cost of sales for 2013 includes $363,760 of expense for settlement payments to an affiliate of Goldman Sachs related to natural gas hedging instruments.
Goldman Sachs has acted as financial advisor to us in connection with the Merger. Pursuant to the terms of its engagement letter, we have agreed to pay Goldman Sachs a transaction fee of approximately $12 million, all of which will become payable upon consummation of the Merger, and to reimburse Goldman Sachs’ expenses arising, and to indemnify Goldman Sachs against certain liabilities that may arise, out of its engagement. Goldman Sachs has provided certain other investment banking services to us and our affiliates from time to time for which Goldman Sachs’ Investment Banking Division has received, and may receive, compensation, including in connection with the establishment of the credit facilities described above. In connection with the Merger, Goldman Sachs has also entered into the Amendment described above.
J.P. Morgan Asset Management, a shareholder of NewPage Holdings, was the administrative agent and co-collateral agent and joint lead arranger and joint bookrunner for our Revolver established as part of our exit financing. We paid to J.P. Morgan $2 million of financing fees and $351,642 of interest expense in 2013 related to the Revolver. A portion of the financing fees and interest expense were allocated to the various lenders of the Revolver. The Revolver, which had been syndicated out to various lenders, had no outstanding balance at December 31, 2013 and the largest aggregate principle amount outstanding during 2013 was $37 million.
Upon payoff of the Term Loan and establishment of our new financing on February 11, 2014, the following shareholders of NewPage Holdings received their respective portions of the outstanding loan: Goldman Sachs received $14 million; J.P. Morgan Asset Management received $16 million; Franklin Resources, Inc. received $30 million; and Blackrock, Inc. received $14 million. Additionally, Goldman Sachs is participating as a lender in our new $350 million senior secured asset-backed revolving credit facility and Centerbridge, also a shareholder of NewPage Holdings, is participating as a lender in our new $750 million senior secured term loan facility.
We believe that the terms of the above transactions and agreements were materially consistent with those terms that would have been obtained in an arrangement with unaffiliated third parties.
Director Independence
Although NewPage Holdings does not currently have securities listed on a national securities exchange or on an inter-dealer quotation system, we have elected to determine which of our directors qualify as independent using the definition of independence promulgated by the NYSE. Under this definition, for a director to be considered independent, our board of directors must affirmatively determine that the director has no direct or indirect material relationship with us that would affect his or her exercise of independent judgment. Our board of directors has determined that each member of the board of directors, except for Mr. Martin and Mr. Muller, are independent directors.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Fees
The audit committee selected PricewaterhouseCoopers LLP as our independent registered public accounting firm. The following table presents fees for professional services rendered by PricewaterhouseCoopers LLP for the years ended December 31, 2013 and 2012.

(in thousands)	2013	2012
Audit fees	$1,591	$2,073
Audit-related fees	49	48
Tax fees	—	—
Total	$1,640	$2,121
“Audit fees” consist of fees billed or agreed to be billed for services related to the audit of NewPage Holdings’ and NewPage’s consolidated annual financial statements and reviews of the interim consolidated financial statements and services that are normally provided by PricewaterhouseCoopers LLP in connection with regulatory filings.
“Audit-related fees” consist of fees billed for assurance and related services that are reasonably related to the performance of the audit and not reported under “Audit fees,” including audits of NewPage subsidiaries that have separate reporting requirements.
“Tax fees” consist of fees billed for tax compliance services.

Policy on Pre-Approval of Services of the Independent Registered Public Accounting Firm
The policy of the audit committee of NewPage Holdings is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other permitted non-audit services. Pre-approval is generally provided for a particular service or category of services. Any general, pre-approved category of service with fees in excess of $100,000 or other permitted non-audit services requires specific approval of the audit committee or its designee. The audit committee has delegated pre-approval authority to the chairman of the audit committee when expedition of services is necessary, with follow-up with the audit committee. The audit committee pre-approved all of the services for us performed by the independent auditor in 2013 and 2012.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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
NEWPAGE HOLDINGS INC

By:	/s/ David L. Santez
David L. Santez
Vice President, General Counsel and Secretary
Date:	March 20, 2014

