Form 10-Q
period 2014-03-31
NewPage Holdings Inc.
filed 2014-05-09
CIK 1578086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014
_____________________________
8540 Gander Creek Drive
Miamisburg, Ohio 45342
877.855.7243
_____________________________

Commission File Number	Registrant	IRS Employer Identification Number	State of Incorporation
0-54963	NEWPAGE HOLDINGS INC.	46-1505118	Delaware
_____________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes ☐ No ☒
There were 7,092,477 Common Shares, $0.001 per share par value, of NewPage Holdings Inc. outstanding as of April 30, 2014.

FORWARD-LOOKING STATEMENTS
This quarterly report contains “forward-looking statements” within the meaning of the Securities Exchange Act of 1934, the Private Securities Litigation Reform Act of 1995 and other laws. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “plans,” “estimates,” “anticipates,” “believes,” “expects,” “intends” and similar expressions. Although we believe that these forward-looking statements are based on reasonable assumptions, they are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected or assumed in our forward-looking statements. These factors, risks and uncertainties include, among others, the following:

•
the ability to close the pending transaction with Verso Paper Corp. on the agreed terms and within the anticipated time period, or at all, which is dependent, among other things, on the receipt of government approvals;

•	changes in the supply of, demand for, or prices of our products;

•	general economic and business conditions in the United States, Canada and elsewhere;

•	the ability of our customers to continue as a going concern, including our ability to collect accounts receivable according to customary business terms;

•	the impact of the announced transaction on third-party relationships;

•	the activities of competitors, including those that may be engaged in unfair trade practices;

•	changes in significant operating expenses, including raw material and energy costs;

•	changes in currency exchange rates;

•	changes in the availability of capital;

•	changes in the regulatory environment, including requirements for enhanced environmental compliance; and

•	the other factors described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.
Given these risks and uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, either to reflect new developments or for any other reason, except as required by law.

1

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NEWPAGE HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
MARCH 31, 2014 AND DECEMBER 31, 2013
Dollars in millions, except per share amounts

	Mar. 31,	Dec. 31,
	2014	2013
ASSETS
Cash and cash equivalents	$9	$83
Restricted cash (Note 1)	7	—
Accounts receivable, net	230	204
Inventories (Note 3)	541	520
Other current assets	19	25
Total current assets	806	832
Property, plant and equipment, net of accumulated depreciation of $216 as of March 31, 2014 and $173 as of December 31, 2013	1,177	1,208
Other assets	142	135
TOTAL ASSETS	$2,125	$2,175
LIABILITIES AND EQUITY
Accounts payable	$184	$168
Other current liabilities	137	177
Current maturities of long-term debt (Note 4)	35	—
Total current liabilities	356	345
Long-term debt (Note 4)	750	487
Other long-term obligations	299	308
Commitments and contingencies (Note 8)
EQUITY
Preferred stock, 100,000 shares authorized, $0.001 per share par value	—	—
Common stock, par value $0.001 (16,000,000 shares authorized with 7,104,079 shares issued and 7,092,477 outstanding on March 31, 2014, and with 7,093,924 shares issued and 7,087,239 outstanding on December 31, 2013)	—	—
Treasury stock, at cost (11,602 shares on March 31, 2014 and 6,685 shares on December 31, 2013)	(1)	—
Additional paid-in capital	572	814
Accumulated deficit	(73)	(2)
Accumulated other comprehensive income (loss)	222	223
Total equity	720	1,035
TOTAL LIABILITIES AND EQUITY	$2,125	$2,175
See notes to condensed consolidated financial statements.

NEWPAGE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
THREE MONTHS ENDED MARCH 31, 2014 AND 2013
Dollars in millions, except per share amounts

	Three Months Ended Mar. 31,
	2014	2013
Net sales	$757	$756
Cost of sales	755	715
Selling, general and administrative expenses	24	41
Interest expense (Note 4)	49	11
Income (loss) before income taxes	(71)	(11)
Income tax (benefit)	—	—
Net income (loss)	$(71)	$(11)
Net income (loss) per share:
Basic and Diluted	$(10.01)	$(1.50)
Weighted average common shares outstanding:
Basic and Diluted	7,089,485	7,080,000

Cash dividends paid per common share	$34.35	$—
See notes to condensed consolidated financial statements.

NEWPAGE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
THREE MONTHS ENDED MARCH 31, 2014 AND 2013
Dollars in millions

	Three Months Ended Mar. 31,
	2014	2013
Net income (loss)	$(71)	$(11)
Other comprehensive income (loss), net of tax:
Defined-benefit postretirement plans:
Change in net actuarial gains (losses)	(2)	—
Cash-flow hedges:
Change in unrealized gains (losses)	3	—
Reclassification adjustment to net income (loss)	(2)	—
Other comprehensive income (loss), net of tax	(1)	—
Comprehensive income (loss)	$(72)	$(11)
See notes to condensed consolidated financial statements.

NEWPAGE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY (unaudited)
THREE MONTHS ENDED MARCH 31, 2014
Dollars in millions

	Common Stock		Treasury Stock		Add- itional Paid-in Capital	Accum- ulated Deficit	Accum- ulated Other Compre- hensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2013	7,093,924	$—	(6,685)	$—	$814	$(2)	$223	$1,035
Net income (loss)						(71)		(71)
Common stock issued for restricted stock, net	10,155	—	(4,917)	(1)	1			—
Common stock dividends (Note 1)					(243)			(243)
Other comprehensive income (loss)							(1)	(1)
Balance at March 31, 2014	7,104,079	$—	(11,602)	$(1)	$572	$(73)	$222	$720
See notes to condensed consolidated financial statements.

NEWPAGE HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
THREE MONTHS ENDED MARCH 31, 2014 AND 2013
Dollars in millions

CASH FLOWS FROM OPERATING ACTIVITIES	Three Months Ended Mar. 31, 2014	Three Months Ended Mar. 31, 2013
Net income (loss)	$(71)	$(11)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	46	46
Non-cash interest expense	1	2
Non-cash loss on extinguishment/modification of debt (Note 4)	23	—
(Gain) loss on disposal of assets	1	—
Pension expense (income)	(3)	1
Pension funding	(5)	(4)
Equity award expense (income) (Note 5)	(3)	4
Deferred income taxes	1	—
Change in operating assets and liabilities:
Accounts receivable	(26)	(15)
Inventories	(21)	(49)
Other operating assets	6	15
Accounts payable	16	(23)
Accrued expenses and other obligations	(42)	(8)
Net cash provided by (used for) operating activities	(77)	(42)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(14)	(14)
Proceeds from sales of assets	1	—
Restricted cash	(7)	—
Net cash provided by (used for) investing activities	(20)	(14)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of financing costs	(26)	(1)
Proceeds from issuance of long-term debt	735	—
Repayments of long-term debt	(495)	(1)
Common stock cash dividends paid (Note 5)	(243)	—
Acquisition of treasury stock	(1)	—
Borrowings on revolving credit facility	126	38
Payments on revolving credit facility	(73)	(14)
Net cash provided by (used for) financing activities	23	22
Net increase (decrease) in cash and cash equivalents	(74)	(34)
Cash and cash equivalents at beginning of period	83	43
Cash and cash equivalents at end of period	$9	$9
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
These interim condensed consolidated financial statements have not been audited. However, in the opinion of management, these financial statements include all normal recurring adjustments necessary for a fair statement in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in annual financial statements presented in accordance with U.S. GAAP have been condensed or omitted. The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2013 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The accompanying financial statements should be read in conjunction with the annual financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2013.
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
The Merger Agreement provides for a series of transactions pursuant to which equity holders of NewPage Holdings will receive (i) approximately $250 in cash as a special distribution ("Special Distribution"), approximately $243 of which was paid as a common stock dividend to the stockholders of record on February 14, 2014, with the remaining $7 paid into an escrow account (restricted cash) for the benefit of the holders of NewPage Holdings restricted stock units and stock options, from the proceeds of a new $750 bank borrowing that also refinanced NewPage Holdings' former $500 term loan facility; (ii) $650 aggregate principal amount of new Verso 11.75% first lien notes to be issued at closing; and (iii) shares of Verso common stock representing 20% (subject to potential upward adjustment to 25% under certain circumstances) of the sum of the outstanding shares of Verso common stock as of immediately prior to closing of the Merger and the shares, if any, underlying vested, in-the-money stock options as of the signing of the agreement.
2. FINANCIAL INSTRUMENTS
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
Natural Gas
In order to hedge the future cost of natural gas consumed at our mills, we engage in financial hedging of future gas purchase prices. We hedge with natural gas swap agreements that are priced based on New York Mercantile Exchange (“NYMEX”) natural gas futures contracts. We measure the fair values of our natural gas contracts based on natural gas futures contracts priced on the NYMEX. As of March 31, 2014, we were party to natural gas swap agreements for notional amounts aggregating to 6,150,000 MMBTUs, or approximately $25 of planned natural gas purchases over the next two years. These natural gas swap agreements expire through September 2015 and represent approximately 45% of our total planned natural gas consumption over the term of the agreements.
3. INVENTORIES
Inventories as of March 31, 2014 and December 31, 2013 consist of:

	Mar. 31, 2014	Dec. 31, 2013
Finished and in-process goods	$334	$343
Raw materials	114	86
Stores and supplies	93	91
	$541	$520
Approximately 83% and 82% of inventories at March 31, 2014 and December 31, 2013 are valued using the LIFO method. If inventories had been valued at current costs, they would have been valued at $529 and $489 at March 31, 2014 and December 31, 2013.
4. LONG-TERM DEBT
Long-term debt as of March 31, 2014 and December 31, 2013 is as follows:

	Mar. 31, 2014	Dec. 31, 2013
Floating rate senior secured term loan (LIBOR plus 8.25%)	$732	$—
Floating rate senior secured exit term loan (LIBOR plus 6.50%)	—	487
Revolving credit facility	53	—
Total long-term debt, including current portion	785	487
Less: Current portion of long-term debt	35	—
Long-term debt	$750	$487
In connection with the debt refinancing on February 11, 2014, we recognized a loss on extinguishment/modification of debt totaling $34 recorded in interest expense. This amount includes the write-off of $4 of unamortized debt issuance cost on the former revolving credit facility and charges associated with the former term loan facility consisting of an $8 prepayment penalty, the write-off of $12 of unamortized debt issuance cost, the write-off of $7 of unamortized discount and $3 of fees paid in connection with the refinancing.

5. EQUITY
We sponsor a long-term incentive plan to provide for the granting of stock-based compensation to certain directors, officers and other key employees. Outstanding grants become exercisable over a four-year service period and have a term of 7 years from the grant date. The awards meet liability classification requirements as a result of planned tax withholdings in excess of minimum statutory levels. These awards are re-measured at fair value as of each balance sheet date with the cumulative effect of changes in fair value recognized in the period of change as an adjustment to compensation expense.
Upon payment of the Special Distribution (See Note 1), all outstanding stock options were modified to reduce the exercise price of each stock option by the amount of the per share Special Distribution ($34.35 per share) and each restricted stock unit received a dividend equivalent right, which entitles its holder to receive a cash payment equal to the per share Special Distribution, payable when the underlying unit vests.
The key weighted-average assumptions used in our March 31, 2014 fair value re-measurement of stock options outstanding under liability classification were: expected volatility of 39%; risk-free interest rate ranging from 1.09% to 1.16%; a weighted average expected life of options of 3.6 years; and dividend rate of 0.0%. The weighted-average fair value of the stock options outstanding as of March 31, 2014 was $21.74. As of March 31, 2014, we had unrecognized compensation expense of $5 related to non-vested options and $3 related to non-vested restricted stock units, each of which is expected to be recognized over a weighted average period of 3 years. Total compensation expense (income) for all stock-based awards in the three months ended March 31, 2014 and 2013 was $(3) and $4.
6. RETIREMENT AND OTHER POSTRETIREMENT BENEFITS
A summary of the components of net periodic costs in the three months ended March 31, 2014 and 2013 is as follows:
Pension Plans

	Three Months Ended Mar. 31, 2014	Three Months Ended Mar. 31, 2013
Service cost	$3	$4
Interest cost	16	15
Expected return on plan assets	(20)	(18)
Amortization of net actuarial (gains) losses	(2)	—
Net periodic cost (income)	$(3)	$1
Other Postretirement Plans

	Three Months Ended Mar. 31, 2014	Three Months Ended Mar. 31, 2013
Service cost	$—	$—
Interest cost	1	1
Net periodic cost (income)	$1	$1

7. INCOME TAXES
In the three months ended March 31, 2014 and 2013, we recorded a valuation allowance against our net deferred income tax benefit for federal income taxes and for certain states as it was more likely than not that we would not realize those benefits.
8. COMMITMENTS AND CONTINGENCIES
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
During the three months ended March 31, 2014, North American demand for printing and writing papers declined 3.8% compared to the three months ended March 31, 2013 as reported by the Pulp and Paper Products Council or PPPC. During the same period, our paper sales volume increased by approximately 2%. We took 11,000 tons of market-related downtime during the three months ended March 31, 2014 and 4,000 tons of market-related downtime in the three months ended March 31, 2013.
Prices for printing and writing products sold in North America have been determined by supply and demand factors (including imports), rather than directly by raw material costs or other costs of sales.

Results of Operations
The following table sets forth our historical results of operations in the three months ended March 31, 2014 and 2013. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto included in this quarterly report.
Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

	Three Months Ended Mar. 31, 2014		Three Months Ended Mar. 31, 2013
(in millions)	$	%	$	%
Net sales	757	100.0	756	100.0
Cost of sales	755	99.7	715	94.6
Selling, general and administrative expenses	24	3.2	41	5.4
Interest expense	49	6.5	11	1.4
Income (loss) before income taxes	(71)	(9.4)	(11)	(1.4)
Income tax (benefit)	—	—	—	—
Net income (loss)	(71)	(9.4)	(11)	(1.4)
Supplemental Information
Adjusted EBITDA(1) (see Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA below)	$25		$61
(1) Does not include pro forma effects of our project cost savings program used in certain covenants under our credit facilities.
Net sales in the three months ended March 31, 2014 were up slightly at $757 million compared to $756 million in the three months ended March 31, 2013. Net sales were primarily affected by lower paper prices ($13 million), reflecting lower industry demand, offset by higher sales volume of paper ($15 million). Paper sales volume totaled 842,000 tons and 826,000 tons in the three months ended March 31, 2014 and 2013. Average paper prices were $878 per ton and $887 per ton in the three months ended March 31, 2014 and 2013. We took 11,000 tons and 4,000 tons of market-related downtime during the three months ended March 31, 2014 and 2013.
Cost of sales in the three months ended March 31, 2014 was $755 million compared to $715 million in the three months ended March 31, 2013, an increase of $40 million, or 6%. The increase was a result of higher paper sales volume ($12 million), significantly higher input costs ($29 million) driven by extreme weather-related factors and higher maintenance expense, partially offset by lower pension expense ($4 million). Weather impacted normal operations primarily through higher energy costs, increased transportation cost driven by availability of rail and truck modes and higher wood costs including increased use of purchased market pulp and pulp transferred between mills. Maintenance expense at our mills totaled $64 million and $58 million in the three months ended March 31, 2014 and 2013. The increase was driven by the amortization of previously deferred maintenance costs in accordance with our major maintenance policy. During the three months ended March 31, 2013, we took actions to reduce personnel as part of our cost reduction initiatives and recognized a charge of $3 million for employee-related costs in cost of sales. Gross margin was 0.3% and 5.4% in the three months ended March 31, 2014 and 2013.
Selling, general and administrative expenses decreased to $24 million in the three months ended March 31, 2014 from $41 million in the three months ended March 31, 2013, primarily as a result of $7 million lower non-cash stock compensation expense, $4 million lower legal and consulting costs, including costs associated with merger activity and certain bankruptcy-related items no longer classified as reorganization items, $3 million lower employee related costs and other cost reduction initiatives. During the three months ended March 31, 2013, we recognized a charge of $1 million for employee-related costs in selling, general and administrative expense associated with our actions to reduce personnel as part of our cost reduction initiatives.

Interest expense in the three months ended March 31, 2014 was $49 million compared to $11 million in the three months ended March 31, 2013. The increase was primarily driven by the loss on the extinguishment/modification of debt ($34 million) as a result of the debt refinancing in February 2014. For future periods, we expect an increase in interest expense over prior periods because the new term loan facility has a higher principal balance and a higher interest rate than the term loan that was repaid.
Net loss was $71 million in the three months ended March 31, 2014 compared to a net loss of $11 million in the three months ended March 31, 2013. The decrease was the result of charges associated with refinancing our debt and significantly higher input costs driven by extreme weather-related factors, partially offset by lower non-cash stock compensation expense and other general and administrative expenses.
Adjusted EBITDA (before pro forma effects of project cost savings program) was $25 million in the three months ended March 31, 2014 compared to $61 million in the three months ended March 31, 2013. See “Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA” for further information on the use of EBITDA and Adjusted EBITDA as measurement tools and a reconciliation to Net Income (Loss).
Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA
EBITDA is defined as net income (loss) before interest expense, income taxes, depreciation and amortization. EBITDA and Adjusted EBITDA (as described in the table below) are not measures of our performance under U.S. GAAP, are not intended to represent net income (loss), and should not be used as alternatives to net income (loss) as indicators of performance. EBITDA and Adjusted EBITDA are shown because they are bases upon which our management assesses performance and are primary components of certain covenants under our credit facilities. In addition, our management believes EBITDA and Adjusted EBITDA are useful to investors because they and similar measures are frequently used by securities analysts, investors and other interested parties in the evaluation of companies. The use of EBITDA and Adjusted EBITDA instead of net income (loss) has limitations as an analytical tool, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

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

The following table presents a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA:

	Three Months Ended Mar. 31,
(in millions)	2014	2013
Net income (loss)	$(71)	$(11)
Interest expense	49	11
Income tax (benefit)	—	—
Depreciation and amortization	46	46
EBITDA	24	46
Equity awards	(3)	4
(Gain) loss on disposal of assets	1	—
Integration and related severance costs and other charges	—	6
Post-emergence bankruptcy-related items	—	3
Merger related costs	2	2
Other	1	—
Adjusted EBITDA(1)	$25	$61
(1) Does not include pro forma effects of our project cost savings program used in certain covenants under our credit facilities.

Liquidity and Capital Resources
Available Liquidity
Our principal sources of liquidity include cash generated from operating activities and availability under our revolving credit facility. The amount of borrowings and letters of credit available to NewPage under the revolving credit facility is limited to the lesser of $350 million or an amount determined pursuant to a borrowing base, as defined in the revolving credit agreement ($379 million as of March 31, 2014).
As of March 31, 2014, we had $263 million available for borrowings under the revolving credit facility after reduction for $34 million in letters of credit and $53 million in outstanding borrowings under the revolving credit facility. During the three months ended March 31, 2014, our average daily balance outstanding under our revolving credit facility was $18 million with a weighted-average interest rate of 3.14%.
Total liquidity at March 31, 2014, was $272 million, consisting of $263 million of availability under the revolving credit facility and $9 million of available cash and cash equivalents.
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

Cash Flows
Cash provided by (used for) operating activities was $(77) million during the three months ended March 31, 2014 compared to $(42) million during the three months ended March 31, 2013, primarily the result of significantly higher input costs, driven by extreme weather related factors, higher cash interest and other cash charges associated with the February 2014 debt refinancing, partially offset by a reduction in cash requirements for bankruptcy-related items. Cash used for operating activities during the three months ended March 31, 2013 includes $42 million in non-recurring bankruptcy-related payments. Investing activities during the three months ended March 31, 2014 primarily includes $14 million for capital expenditures and $7 million paid in to an escrow account (restricted cash) in connection with the Special Distribution (see Note 1). Financing activities during the three months ended March 31, 2014 primarily consisted of proceeds and repayment of debt and payment of financing fees associated with the debt refinancing, payment of common stock dividends as part of the Special Distribution (see Note 1) and borrowings and payments on the revolving credit facilities.
Capital Expenditures
Capital expenditures were $14 million in the three months ended March 31, 2014 and 2013. Approximately half of our capital expenditures in each period presented related to improvement projects, while the remaining related to maintaining the operational effectiveness of our equipment or compliance with environmental laws and regulations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of March 31, 2014 and December 31, 2013, $803 million and $495 million of our debt consisted of borrowings with variable interest rates. If market interest rates increase, variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow or compliance with our debt covenants. Our debt outstanding as of March 31, 2014 and December 31, 2013 has a LIBOR floor of 1.25%. Based on our debt balance outstanding at March 31, 2014 and December 31, 2013, the potential annual increase in interest expense resulting from a 100 basis point increase in LIBOR above the floor would be $8 million and $5 million.

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
As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated our disclosure controls and procedures and internal control over financial reporting. This evaluation was conducted under the supervision and with the participation of management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”). Based on the evaluation of disclosure controls and procedures, our CEO and CFO have concluded that the disclosure controls and procedures were effective and that there were no changes in internal control over financial reporting that occurred during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 6. EXHIBITS

Exhibit Number	Description

2.1
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
NEWPAGE HOLDINGS INC

/s/ George F. Martin	/s/ Jay A. Epstein
George F. Martin	Jay A. Epstein
President, Chief Executive Officer and Director	Senior Vice President, Chief Financial Officer
(Principal Executive Officer)	and Assistant Secretary
Date: May 9, 2014	(Principal Financial Officer)
Date: May 9, 2014

