Form 10-Q
period 2014-06-30
NewPage Holdings Inc.
filed 2014-08-01
CIK 1578086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014
_____________________________
8540 Gander Creek Drive
Miamisburg, Ohio 45342
937.242.9629
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes ☐ No ☒
There were 7,080,192 Common Shares, $0.001 per share par value, of NewPage Holdings Inc. outstanding as of July 15, 2014.

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

1

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NEWPAGE HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
JUNE 30, 2014 AND DECEMBER 31, 2013
Dollars in millions, except per share amounts

	June 30,	Dec. 31,
	2014	2013
ASSETS
Cash and cash equivalents	$8	$83
Restricted cash (Note 1)	7	—
Accounts receivable, net	216	204
Inventories (Note 3)	530	520
Other current assets	17	25
Total current assets	778	832
Property, plant and equipment, net of accumulated depreciation of $260 as of June 30, 2014 and $173 as of December 31, 2013	1,156	1,208
Other assets	159	135
TOTAL ASSETS	$2,093	$2,175
LIABILITIES AND EQUITY
Accounts payable	$195	$168
Other current liabilities	142	177
Current maturities of long-term debt (Note 4)	45	—
Total current liabilities	382	345
Long-term debt (Note 4)	737	487
Other long-term obligations	298	308
Commitments and contingencies (Note 8)
EQUITY
Preferred stock, 100,000 shares authorized, $0.001 per share par value	—	—
Common stock, par value $0.001 (16,000,000 shares authorized with 7,104,079 shares issued and 7,092,477 outstanding on June 30, 2014, and with 7,093,924 shares issued and 7,087,239 outstanding on December 31, 2013)	—	—
Treasury stock, at cost (11,602 shares on June 30, 2014 and 6,685 shares on December 31, 2013)	(1)	—
Additional paid-in capital	572	814
Accumulated deficit	(103)	(2)
Accumulated other comprehensive income (loss)	208	223
Total equity	676	1,035
TOTAL LIABILITIES AND EQUITY	$2,093	$2,175
See notes to condensed consolidated financial statements.

NEWPAGE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013
Dollars in millions, except per share amounts

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$733	$720	$1,490	$1,476
Cost of sales	714	686	1,469	1,401
Selling, general and administrative expenses	28	34	52	75
Interest expense (Note 4)	21	13	70	24
Income (loss) before income taxes	(30)	(13)	(101)	(24)
Income tax (benefit)	—	—	—	—
Net income (loss)	$(30)	$(13)	$(101)	$(24)
Net income (loss) per share:
Basic and Diluted	$(4.24)	$(1.84)	$(14.25)	$(3.34)
Weighted average common shares outstanding:
Basic and Diluted	7,092,477	7,080,000	7,090,989	7,080,000

Cash dividends paid per common share	$—	$—	$34.35	$—
See notes to condensed consolidated financial statements.

NEWPAGE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013
Dollars in millions

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$(30)	$(13)	$(101)	$(24)
Other comprehensive income (loss), net of tax:
Defined-benefit postretirement plans:
Change in net actuarial gains (losses)	(13)	(5)	(15)	(5)
Cash-flow hedges:
Change in unrealized gains (losses)	—	(1)	3	(1)
Reclassification adjustment to net income (loss)	(1)	—	(3)	—
Other comprehensive income (loss), net of tax	(14)	(6)	(15)	(6)
Comprehensive income (loss)	$(44)	$(19)	$(116)	$(30)
See notes to condensed consolidated financial statements.

NEWPAGE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY (unaudited)
SIX MONTHS ENDED JUNE 30, 2014
Dollars in millions

	Common Stock		Treasury Stock		Add- itional Paid-in Capital	Accum- ulated Deficit	Accum- ulated Other Compre- hensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2013	7,093,924	$—	(6,685)	$—	$814	$(2)	$223	$1,035
Net income (loss)						(101)		(101)
Common stock issued for restricted stock, net	10,155	—	(4,917)	(1)	1			—
Common stock dividends (Note 1)					(243)			(243)
Other comprehensive income (loss)							(15)	(15)
Balance at June 30, 2014	7,104,079	$—	(11,602)	$(1)	$572	$(103)	$208	$676
See notes to condensed consolidated financial statements.

NEWPAGE HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
SIX MONTHS ENDED JUNE 30, 2014 AND 2013
Dollars in millions

CASH FLOWS FROM OPERATING ACTIVITIES	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Net income (loss)	$(101)	$(24)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	92	91
Non-cash interest expense	3	3
Non-cash loss on extinguishment/modification of debt (Note 4)	23	—
(Gain) loss on disposal of assets	1	1
Pension expense (income)	(5)	2
Pension funding	(15)	(9)
Equity award expense (income) (Note 5)	(2)	8
Deferred income taxes	1	—
Change in operating assets and liabilities:
Accounts receivable	(12)	(1)
Inventories	(10)	(63)
Other operating assets	(13)	(19)
Accounts payable	27	(18)
Accrued expenses and other obligations	(40)	6
Net cash provided by (used for) operating activities	(51)	(23)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(39)	(31)
Proceeds from sales of assets	4	—
Restricted cash	(7)	—
Net cash provided by (used for) investing activities	(42)	(31)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of financing costs	(28)	(1)
Proceeds from issuance of long-term debt	735	—
Repayments of long-term debt	(495)	(3)
Common stock cash dividends paid (Note 5)	(243)	—
Acquisition of treasury stock	(1)	—
Borrowings on revolving credit facility	319	171
Payments on revolving credit facility	(269)	(152)
Net cash provided by (used for) financing activities	18	15
Net increase (decrease) in cash and cash equivalents	(75)	(39)
Cash and cash equivalents at beginning of period	83	43
Cash and cash equivalents at end of period	$8	$4
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
The Merger Agreement provides for a series of transactions pursuant to which equity holders of NewPage Holdings will receive (i) approximately $250 in cash as a special distribution ("Special Distribution"), approximately $243 of which was paid as a common stock dividend to the stockholders of record on February 14, 2014, with the remaining $7 paid into an escrow account (restricted cash) for the benefit of the holders of NewPage Holdings restricted stock units and stock options, from the proceeds of a new $750 bank borrowing that also refinanced NewPage Holdings' former $500 term loan facility; plus the cash actually received by NewPage Holdings in respect of any exercises of NewPage Holdings stock options between the date of the Merger Agreement and the closing of the Merger; (ii) $650 aggregate principal amount of new Verso 11.75% first lien notes (valued at face value) to be issued at closing; and (iii) shares of Verso common stock representing 20% (subject to potential upward adjustment to 25% under certain circumstances) of the sum of the outstanding shares of Verso common stock as of immediately prior to closing of the Merger and the shares, if any, underlying vested, in-the-money stock options as of the signing of the agreement.

On July 2, 2014, Verso launched exchange offers and consent solicitations with respect to its outstanding fixed-rate second lien notes and senior subordinated notes. On July 11, 2014, Verso's Registration Statement on Form S-4, as amended, with respect to the Verso common stock and Verso 11.75% first lien notes that form components of the merger consideration, became effective. Also on July 11, 2014, NewPage Holdings filed an Information Statement on Schedule 14C (the "Information Statement") with the SEC and commenced the mailing of the Information Statement to its stockholders on or about the same date. On July 16, 2014, NewPage Holdings received the written consents signed by a sufficient number of holders of shares of NewPage common stock to adopt the Merger Agreement and approve the Merger and other transactions contemplated by the Merger Agreement (the “Company Stockholder Approval”). On July 24, 2014, Verso extended the deadline and amended the terms for the exchange offer and consent solicitation with respect to its outstanding senior subordinated notes. On July 29, 2014, Verso filed a post-effective amendment to the Form S-4, which was declared effective on July 31, 2014. On July 31, 2014, Verso announced that it received tenders from holders of its outstanding fixed-rate second lien notes and senior subordinated notes in excess of the minimum participation conditions for the exchange offers, and that it received the requisite consents for the proposed amendments to the indentures pursuant to which the outstanding fixed-rate second lien notes and senior subordinated notes were issued. Obtaining the Company Stockholder Approval, the consummation of the exchange offers and consent solicitations, and the Form S-4, as amended, becoming effective are conditions precedent to the closing of the Merger.

On February 28, 2014, Verso and NewPage Holdings filed Notification and Report Forms with the Antitrust Division of the Department of Justice (“DOJ”) and Federal Trade Commission. On March 31, 2014, the parties received a Request for Additional Information and Documentary Materials, referred to as a “second request,” from the DOJ regarding the Merger. The effect of the second request was to extend the waiting period imposed by the HSR Act until 30 days after each party has substantially complied with the second request, unless that period is terminated sooner by the DOJ or is extended by the agreement of the parties and the DOJ. The parties have responded to the second request and have stated that they will continue to work cooperatively with the DOJ in connection with this review.
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
Natural Gas
In order to hedge the future cost of natural gas consumed at our mills, we engage in financial hedging of future gas purchase prices. We hedge with natural gas swap agreements that are priced based on New York Mercantile Exchange (“NYMEX”) natural gas futures contracts. We measure the fair values of our natural gas contracts based on natural gas futures contracts priced on the NYMEX. As of June 30, 2014, we were party to natural gas swap agreements for notional amounts aggregating to 4,440,000 MMBTUs, or approximately $18 of planned natural gas purchases over the term of these agreements. These natural gas swap agreements expire through September 2015 and represent approximately 40% of our total planned natural gas consumption over the term of the agreements.

3. INVENTORIES
Inventories as of June 30, 2014 and December 31, 2013 consist of:

	June 30, 2014	Dec. 31, 2013
Finished and in-process goods	$341	$343
Raw materials	91	86
Stores and supplies	98	91
	$530	$520
Approximately 82% of inventories at June 30, 2014 and December 31, 2013 are valued using the LIFO method. If inventories had been valued at current costs, they would have been valued at $513 and $489 at June 30, 2014 and December 31, 2013.
4. LONG-TERM DEBT
Long-term debt as of June 30, 2014 and December 31, 2013 is as follows:

	June 30, 2014	Dec. 31, 2013
Floating rate senior secured term loan (LIBOR plus 8.25%)	$732	$—
Floating rate senior secured exit term loan (LIBOR plus 6.50%)	—	487
Revolving credit facility	50	—
Total long-term debt, including current portion	782	487
Less: Current portion of long-term debt	45	—
Long-term debt	$737	$487
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
The key weighted-average assumptions used in our June 30, 2014 fair value re-measurement of stock options outstanding under liability classification were: expected volatility of 37%; risk-free interest rate ranging from 0.96% to 1.03%; a weighted average expected life of options of 3.4 years; and dividend rate of 0.0%. The weighted-average fair value of the stock options outstanding as of June 30, 2014 was $19.91. As of June 30, 2014, we had unrecognized compensation expense of $4 related to non-vested options and $5 related to non-vested restricted stock units, each of which is expected to be recognized over a weighted average period of 3 years. Total compensation expense (income) for all stock-based awards in the three months ended June 30, 2014 and 2013 was $1 and $4 and for the six months ended June 30, 2014 and 2013 it was $(2) and $8.
On July 15, 2014, pursuant to the Chapter 11 Plan of Reorganization ("POR"), 12,285 unclaimed and undistributed shares of common stock became treasury shares in accordance with the POR.
6. RETIREMENT AND OTHER POSTRETIREMENT BENEFITS
A summary of the components of net periodic costs in the three months and six months ended June 30, 2014 and 2013 is as follows:
Pension Plans

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Service cost	$2	$3
Interest cost	17	16
Expected return on plan assets	(19)	(18)
Amortization of net actuarial (gains) losses	(2)	—
Net periodic cost (income)	$(2)	$1

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Service cost	$5	$7
Interest cost	33	31
Expected return on plan assets	(39)	(36)
Amortization of net actuarial (gains) losses	(4)	—
Net periodic cost (income)	$(5)	$2
Other Postretirement Plans

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Service cost	$—	$—
Interest cost	—	—
Net periodic cost (income)	$—	$—

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Service cost	$—	$—
Interest cost	1	1
Net periodic cost (income)	$1	$1

7. INCOME TAXES
In the six months ended June 30, 2014 and 2013, we recorded a valuation allowance against our net deferred income tax benefit for federal income taxes and for certain states as it was more likely than not that we would not realize those benefits.
8. COMMITMENTS AND CONTINGENCIES
We are involved in various litigation and administrative proceedings that arise in the ordinary course of business. We believe the expected outcome of any matter, lawsuit or claim that is pending or threatened, or all of the combined, will not have a material adverse effect on our financial condition, results of operations or liquidity.
9. RECENTLY ISSUED ACCOUNTING STANDARDS
Revenue Recognition
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, Revenue From Contracts with Customers (Topic 606) (ASU 2014-09), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for us as of January 1, 2017. We are currently evaluating the potential effect of the adoption of this guidance on our consolidated financial position, results of operations and cash flows.
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
During the six months ended June 30, 2014, North American demand for printing and writing papers declined 3% compared to the six months ended June 30, 2013 as reported by the Pulp and Paper Products Council or PPPC. During the same period, our paper sales volume increased by approximately 3%. We took 34,000 tons of market-related downtime during the six months ended June 30, 2014 and 35,000 tons of market-related downtime in the six months ended June 30, 2013.

Results of Operations
The following tables set forth our historical results of operations in the three months and six months ended June 30, 2014 and 2013. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto included in this quarterly report.
Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
(in millions)	$	%	$	%
Net sales	733	100.0	720	100.0
Cost of sales	714	97.5	686	95.3
Selling, general and administrative expenses	28	3.8	34	4.7
Interest expense	21	2.8	13	1.7
Income (loss) before income taxes	(30)	(4.1)	(13)	(1.7)
Income tax (benefit)	—	—	—	—
Net income (loss)	(30)	(4.1)	(13)	(1.7)
Supplemental Information
Adjusted EBITDA(1) (see Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA below)	$43		$50
(1) Does not include pro forma effects of our project cost savings program used in certain covenants under our credit facilities.
Net sales in the three months ended June 30, 2014 were $733 million compared to $720 million in the three months ended June 30, 2013, an increase of $13 million or 2%. Net sales were primarily affected by higher sales volume of paper ($26 million) offset by lower paper prices ($13 million). Paper pricing is impacted by lower industry demand. Paper sales volume totaled 811,000 tons and 783,000 tons in the three months ended June 30, 2014 and 2013. Average paper prices were $885 per ton and $892 per ton in the three months ended June 30, 2014 and 2013. We took 23,000 tons and 31,000 tons of market-related downtime during the three months ended June 30, 2014 and 2013.
Cost of sales in the three months ended June 30, 2014 was $714 million compared to $686 million in the three months ended June 30, 2013, an increase of $28 million or 4%. The increase was a result of higher paper sales volume ($22 million) and higher input costs ($20 million) driven by the continuing effects of extreme weather-related factors through April 2014, partially offset by lower pension expense ($3 million) and other cost reduction initiatives. Weather impacted normal operations primarily through higher energy costs, increased transportation cost driven by availability of rail and truck modes and higher wood costs including increased use of purchased market pulp and pulp transferred between mills. Maintenance expense at our mills totaled $58 million and $59 million in the three months ended June 30, 2014 and 2013. Gross margin was 2.5% and 4.7% in the three months ended June 30, 2014 and 2013.
Selling, general and administrative expenses decreased to $28 million in the three months ended June 30, 2014 from $34 million in the three months ended June 30, 2013, primarily as a result of $3 million lower non-cash stock compensation expense and $3 million lower employee-related costs.
Interest expense in the three months ended June 30, 2014 was $21 million compared to $13 million in the three months ended June 30, 2013. The increase resulted primarily from higher interest rates on the outstanding term loan facility and higher overall levels of outstanding debt.
Net loss was $30 million in the three months ended June 30, 2014 compared to a net loss of $13 million in the three months ended June 30, 2013. The increase in net loss was the result of higher input costs driven by extreme weather-

related factors and lower paper prices, partially offset by lower pension expense, lower non-cash stock compensation expense, cost reduction initiatives and other general and administrative expenses.
Adjusted EBITDA (before pro forma effects of project cost savings program) was $43 million in the three months ended June 30, 2014 compared to $50 million in the three months ended June 30, 2013. See “Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA” for further information on the use of EBITDA and Adjusted EBITDA as measurement tools and a reconciliation to Net Income (Loss).
Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
(in millions)	$	%	$	%
Net sales	1,490	100.0	1,476	100.0
Cost of sales	1,469	98.6	1,401	94.9
Selling, general and administrative expenses	52	3.5	75	5.1
Interest expense	70	4.7	24	1.6
Income (loss) before income taxes	(101)	(6.8)	(24)	(1.6)
Income tax (benefit)	—	—	—	—
Net income (loss)	(101)	(6.8)	(24)	(1.6)
Supplemental Information
Adjusted EBITDA(1) (see Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA below)	$68		$111
(1) Does not include pro forma effects of our project cost savings program used in certain covenants under our credit facilities.
Net sales in the six months ended June 30, 2014 were $1,490 million compared to $1,476 million in the six months ended June 30, 2013, an increase of $14 million or 1%. Net sales were primarily affected by higher sales volume of paper ($41 million) offset by lower paper prices ($26 million). Paper pricing is impacted by lower industry demand. Paper sales volume totaled 1,653,000 tons and 1,609,000 tons in the six months ended June 30, 2014 and 2013. Average paper prices were $882 per ton and $890 per ton in the six months ended June 30, 2014 and 2013. We took 34,000 tons and 35,000 tons of market-related downtime during the six months ended June 30, 2014 and 2013.
Cost of sales in the six months ended June 30, 2014 was $1,469 million compared to $1,401 million in the six months ended June 30, 2013, an increase of $68 million or 5%. The increase was a result of higher paper sales volume ($34 million), significantly higher input costs ($49 million) driven by extreme weather-related factors and higher maintenance expense, partially offset by lower pension expense ($6 million) and other cost reduction initiatives. Weather impacted normal operations primarily through higher energy costs, increased transportation cost driven by availability of rail and truck modes and higher wood costs including increased use of purchased market pulp and pulp transferred between mills. Maintenance expense at our mills totaled $122 million and $117 million in the six months ended June 30, 2014 and 2013. During the six months ended June 30, 2013, we took actions to reduce personnel as part of our cost reduction initiatives and recognized a charge of $3 million for employee-related costs in cost of sales. Gross margin was 1.4% and 5.1% in the six months ended June 30, 2014 and 2013.
Selling, general and administrative expenses decreased to $52 million in the six months ended June 30, 2014 from $75 million in the six months ended June 30, 2013, primarily as a result of $10 million lower non-cash stock compensation expense, $4 million lower consulting costs, including costs associated with merger activity and certain bankruptcy-related items no longer classified as reorganization items, $7 million lower employee-related costs and other cost reduction initiatives. During the six months ended June 30, 2013, we recognized a charge of $1 million for employee-related costs in selling, general and administrative expense associated with our actions to reduce personnel as part of our cost reduction initiatives.

Interest expense in the six months ended June 30, 2014 was $70 million compared to $24 million in the six months ended June 30, 2013. The increase was primarily driven by the loss on the extinguishment/modification of debt ($34 million) as a result of the debt refinancing in February 2014 and from higher interest rates on the outstanding term loan facility and higher overall levels of outstanding debt.
Net loss was $101 million in the six months ended June 30, 2014 compared to a net loss of $24 million in the six months ended June 30, 2013. The increase in net loss was the result of charges associated with refinancing our debt, significantly higher input costs driven by extreme weather-related factors and lower paper prices, partially offset by lower non-cash stock compensation expense, cost reduction initiatives and other general and administrative expenses.
Adjusted EBITDA (before pro forma effects of project cost savings program) was $68 million in the six months ended June 30, 2014 compared to $111 million in the six months ended June 30, 2013. See “Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA” for further information on the use of EBITDA and Adjusted EBITDA as measurement tools and a reconciliation to Net Income (Loss).
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

The following table presents a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Net income (loss)	$(30)	$(13)	$(101)	$(24)
Interest expense	21	13	70	24
Income tax (benefit)	—	—	—	—
Depreciation and amortization	46	45	92	91
EBITDA	37	45	61	91
Equity awards	1	4	(2)	8
(Gain) loss on disposal of assets	—	1	1	1
Integration and related severance costs and other charges	—	2	—	8
Post-emergence bankruptcy-related items	1	—	1	3
Merger related costs	4	(1)	6	1
Other	—	(1)	1	(1)
Adjusted EBITDA(1)	$43	$50	$68	$111
(1) Does not include pro forma effects of our project cost savings program used in certain covenants under our credit facilities.

Recently Issued Accounting Standards
Revenue Recognition
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, Revenue From Contracts with Customers (Topic 606) (ASU 2014-09), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for us as of January 1, 2017. We are currently evaluating the potential effect of the adoption of this guidance on our consolidated financial position, results of operations and cash flows.

Liquidity and Capital Resources
Available Liquidity
Our principal sources of liquidity include cash generated from operating activities and availability under our revolving credit facility. The amount of borrowings and letters of credit available to NewPage under the revolving credit facility is limited to the lesser of $350 million or an amount determined pursuant to a borrowing base, as defined in the revolving credit agreement ($360 million as of June 30, 2014).
As of June 30, 2014, we had $263 million available for borrowings under the revolving credit facility after reduction for $37 million in letters of credit and $50 million in outstanding borrowings under the revolving credit facility. During the six months ended June 30, 2014, our average daily balance outstanding under our revolving credit facility was $34 million with a weighted-average interest rate of 2.74%.
Total liquidity at June 30, 2014, was $271 million, consisting of $263 million of availability under the revolving credit facility and $8 million of available cash and cash equivalents.

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
Cash Flows
Cash provided by (used for) operating activities was $(51) million during the six months ended June 30, 2014 compared to $(23) million during the six months ended June 30, 2013, primarily the result of significantly higher input costs, driven by extreme weather related factors, higher cash interest and other cash charges associated with the February 2014 debt refinancing, partially offset by a reduction in cash requirements for bankruptcy-related items. Cash used for operating activities during the six months ended June 30, 2013 includes $58 million in non-recurring bankruptcy-related payments. Investing activities during the six months ended June 30, 2014 primarily includes $39 million for capital expenditures and $7 million paid in to an escrow account (restricted cash) in connection with the Special Distribution (see Note 1). Financing activities during the six months ended June 30, 2014 primarily consisted of proceeds and repayment of debt and payment of financing fees associated with the debt refinancing, payment of common stock dividends as part of the Special Distribution (see Note 1) and borrowings and payments on the revolving credit facilities.
Capital Expenditures
Capital expenditures were $39 million and $31 million in the six months ended June 30, 2014 and 2013. Approximately half of our capital expenditures in each period presented related to improvement projects, while the remaining related to maintaining the operational effectiveness of our equipment or compliance with environmental laws and regulations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of June 30, 2014 and December 31, 2013, $800 million and $495 million of our debt consisted of borrowings with variable interest rates. If market interest rates increase, variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow or compliance with our debt covenants. Our debt outstanding as of June 30, 2014 and December 31, 2013 has a LIBOR floor of 1.25%. Based on our debt balance outstanding at June 30, 2014 and December 31, 2013, the potential annual increase in interest expense resulting from a 100 basis point increase in LIBOR above the floor would be $8 million and $5 million.

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
As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated our disclosure controls and procedures and internal control over financial reporting. This evaluation was conducted under the supervision and with the participation of management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”). Based on the evaluation of disclosure controls and procedures, our CEO and CFO have concluded that the disclosure controls and procedures were effective and that there were no changes in internal control over financial reporting that occurred during the six months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
NEWPAGE HOLDINGS INC

/s/ George F. Martin	/s/ Jay A. Epstein
George F. Martin	Jay A. Epstein
President, Chief Executive Officer and Director	Senior Vice President, Chief Financial Officer
(Principal Executive Officer)	and Assistant Secretary
Date: August 1, 2014	(Principal Financial Officer)
Date: August 1, 2014

