Form 10-Q
period 2014-09-30
NewPage Holdings Inc.
filed 2014-10-24
CIK 1578086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes ☐ No ☒
There were 7,080,192 Common Shares, $0.001 per share par value, of NewPage Holdings Inc. outstanding as of October 15, 2014.

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

•	changes in the supply of, demand for, or prices of our products;

•	general economic and business conditions in the United States, Canada and elsewhere;

•	the ability of our customers to continue as a going concern, including our ability to collect accounts receivable according to customary business terms;

•	the impact of the announced transaction with Verso Paper Corp. on third-party relationships;

•	the activities of competitors, including those that may be engaged in unfair trade practices;

•	changes in significant operating expenses, including raw material and energy costs;

•	changes in currency exchange rates;

•	changes in the availability of capital;

•	changes in the regulatory environment, including requirements for enhanced environmental compliance; and

•	the other factors described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.
Given these risks and uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, either to reflect new developments or for any other reason, except as required by law.

1

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NEWPAGE HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
SEPTEMBER 30, 2014 AND DECEMBER 31, 2013
Dollars in millions, except per share amounts

	Sept. 30,	Dec. 31,
	2014	2013
ASSETS
Cash and cash equivalents	$9	$83
Restricted cash (Note 1)	7	—
Accounts receivable, net	233	204
Inventories (Note 3)	514	520
Other current assets	13	25
Total current assets	776	832
Property, plant and equipment, net of accumulated depreciation of $303 as of September 30, 2014 and $173 as of December 31, 2013	1,127	1,208
Other assets	152	135
TOTAL ASSETS	$2,055	$2,175
LIABILITIES AND EQUITY
Accounts payable	$169	$168
Other current liabilities	166	177
Current maturities of long-term debt (Note 4)	44	—
Total current liabilities	379	345
Long-term debt (Note 4)	724	487
Other long-term obligations	271	308
Commitments and contingencies (Note 8)
EQUITY
Preferred stock, 100,000 shares authorized, $0.001 per share par value	—	—
Common stock, par value $0.001 (16,000,000 shares authorized with 7,104,079 shares issued and 7,080,192 outstanding on September 30, 2014, and with 7,093,924 shares issued and 7,087,239 outstanding on December 31, 2013)	—	—
Treasury stock, at cost (23,887 shares on September 30, 2014 and 6,685 shares on December 31, 2013)	(1)	—
Additional paid-in capital	572	814
Accumulated deficit	(95)	(2)
Accumulated other comprehensive income (loss)	205	223
Total equity	681	1,035
TOTAL LIABILITIES AND EQUITY	$2,055	$2,175
See notes to condensed consolidated financial statements.

NEWPAGE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
Dollars in millions, except per share amounts

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2014	2013	2014	2013
Net sales	$796	$780	$2,286	$2,256
Cost of sales	739	715	2,208	2,116
Selling, general and administrative expenses	28	34	80	109
Interest expense (Note 4)	21	11	91	35
Other (income) expense, net	—	(1)	—	(1)
Income (loss) before income taxes	8	21	(93)	(3)
Income tax (benefit)	—	—	—	—
Net income (loss)	$8	$21	$(93)	$(3)
Net income (loss) per share:
Basic	$1.15	$2.91	$(13.11)	$(0.43)
Diluted	$1.14	$2.90	$(13.11)	$(0.43)
Weighted average common shares outstanding:
Basic	7,082,061	7,080,000	7,087,981	7,080,000
Diluted	7,152,006	7,109,937	7,087,981	7,080,000

Cash dividends paid per common share	$—	$—	$34.35	$—
See notes to condensed consolidated financial statements.

NEWPAGE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
Dollars in millions

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2014	2013	2014	2013
Net income (loss)	$8	$21	$(93)	$(3)
Other comprehensive income (loss), net of tax:
Defined-benefit postretirement plans:
Change in net actuarial gains (losses)	(2)	—	(17)	(5)
Cash-flow hedges:
Change in unrealized gains (losses)	(1)	—	2	(1)
Reclassification adjustment to net income (loss)	—	—	(3)	—
Other comprehensive income (loss), net of tax	(3)	—	(18)	(6)
Comprehensive income (loss)	$5	$21	$(111)	$(9)
See notes to condensed consolidated financial statements.

NEWPAGE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY (unaudited)
NINE MONTHS ENDED SEPTEMBER 30, 2014
Dollars in millions

	Common Stock		Treasury Stock		Add- itional Paid-in Capital	Accum- ulated Deficit	Accum- ulated Other Compre- hensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2013	7,093,924	$—	(6,685)	$—	$814	$(2)	$223	$1,035
Net income (loss)						(93)		(93)
Common stock issued for restricted stock, net	10,155	—	(4,917)	(1)	1			—
Unclaimed and undistributed shares (Note 5)			(12,285)	—				—
Common stock dividends (Note 1)					(243)			(243)
Other comprehensive income (loss)							(18)	(18)
Balance at September 30, 2014	7,104,079	$—	(23,887)	$(1)	$572	$(95)	$205	$681
See notes to condensed consolidated financial statements.

NEWPAGE HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
Dollars in millions

CASH FLOWS FROM OPERATING ACTIVITIES	Nine Months Ended Sept. 30, 2014	Nine Months Ended Sept. 30, 2013
Net income (loss)	$(93)	$(3)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	138	137
Non-cash interest expense	5	5
Non-cash loss on extinguishment/modification of debt (Note 4)	23	—
(Gain) loss on disposal of assets	2	1
Pension expense (income)	(8)	2
Pension funding	(38)	(36)
Equity award expense (income) (Note 5)	(1)	12
Change in operating assets and liabilities:
Accounts receivable	(29)	(13)
Inventories	6	(78)
Other operating assets	(3)	(19)
Accounts payable	1	(31)
Accrued expenses and other obligations	(25)	7
Net cash provided by (used for) operating activities	(22)	(16)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(53)	(46)
Proceeds from sales of assets	5	—
Proceeds from sale of investment shares	—	4
Restricted cash	(7)	—
Net cash provided by (used for) investing activities	(55)	(42)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of financing costs	(28)	(1)
Proceeds from issuance of long-term debt	735	—
Repayments of long-term debt	(495)	(4)
Common stock cash dividends paid (Note 5)	(243)	—
Acquisition of treasury stock	(1)	—
Borrowings on revolving credit facility	529	370
Payments on revolving credit facility	(494)	(346)
Net cash provided by (used for) financing activities	3	19
Net increase (decrease) in cash and cash equivalents	(74)	(39)
Cash and cash equivalents at beginning of period	83	43
Cash and cash equivalents at end of period	$9	$4
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
Natural Gas
In order to hedge the future cost of natural gas consumed at our mills, we engage in financial hedging of future gas purchase prices. We hedge with natural gas swap agreements that are priced based on New York Mercantile Exchange (“NYMEX”) natural gas futures contracts. We measure the fair values of our natural gas contracts based on natural gas futures contracts priced on the NYMEX. As of September 30, 2014, we were party to natural gas swap agreements for notional amounts aggregating to 5,490,000 MMBTUs, or approximately $22 of planned natural gas purchases over the term of these agreements. These natural gas swap agreements expire through June 2016 and represent approximately 35% of our total planned natural gas consumption over the term of the agreements.

3. INVENTORIES
Inventories as of September 30, 2014 and December 31, 2013 consist of:

	Sept. 30, 2014	Dec. 31, 2013
Finished and in-process goods	$330	$343
Raw materials	83	86
Stores and supplies	101	91
	$514	$520
Approximately 80% and 82% of inventories at September 30, 2014 and December 31, 2013 are valued using the LIFO method. If inventories had been valued at current costs, they would have been valued at $489 at September 30, 2014 and December 31, 2013.
4. LONG-TERM DEBT
Long-term debt as of September 30, 2014 and December 31, 2013 is as follows:

	Sept. 30, 2014	Dec. 31, 2013
Floating rate senior secured term loan (LIBOR plus 8.25%)	$733	$—
Floating rate senior secured exit term loan (LIBOR plus 6.50%)	—	487
Revolving credit facility	35	—
Total long-term debt, including current portion	768	487
Less: Current portion of long-term debt	44	—
Long-term debt	$724	$487
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
The key weighted-average assumptions used in our September 30, 2014 fair value re-measurement of stock options outstanding under liability classification were: expected volatility of 36%; risk-free interest rate ranging from 1.01% to 1.07%; a weighted average expected life of options of 3.1 years; and dividend rate of 0.0%. The weighted-average fair value of the stock options outstanding as of September 30, 2014 was $18.77. As of September 30, 2014, we had unrecognized compensation expense of $3 related to non-vested options and $4 related to non-vested restricted stock units, each of which is expected to be recognized over a weighted average period of 2 years. Total compensation expense (income) for all stock-based awards in the three months ended September 30, 2014 and 2013 was $1 and $4 and for the nine months ended September 30, 2014 and 2013 it was $(1) and $12.
On July 15, 2014, pursuant to the Chapter 11 Plan of Reorganization ("POR"), 12,285 unclaimed and undistributed shares of common stock became treasury shares in accordance with the POR.
6. RETIREMENT AND OTHER POSTRETIREMENT BENEFITS
A summary of the components of net periodic costs in the three months and nine months ended September 30, 2014 and 2013 is as follows:
Pension Plans

	Three Months Ended Sept. 30, 2014	Three Months Ended Sept. 30, 2013
Service cost	$2	$3
Interest cost	16	15
Expected return on plan assets	(20)	(18)
Amortization of net actuarial (gains) losses	(1)	—
Net periodic cost (income)	$(3)	$—

	Nine Months Ended Sept. 30, 2014	Nine Months Ended Sept. 30, 2013
Service cost	$7	$10
Interest cost	49	46
Expected return on plan assets	(59)	(54)
Amortization of net actuarial (gains) losses	(5)	—
Net periodic cost (income)	$(8)	$2
Other Postretirement Plans

	Three Months Ended Sept. 30, 2014	Three Months Ended Sept. 30, 2013
Service cost	$—	$—
Interest cost	1	1
Net periodic cost (income)	$1	$1

	Nine Months Ended Sept. 30, 2014	Nine Months Ended Sept. 30, 2013
Service cost	$—	$—
Interest cost	2	2
Net periodic cost (income)	$2	$2

7. INCOME TAXES
In the three months and nine months ended September 30, 2014 and 2013, we recorded a valuation allowance against our net deferred income tax benefit for federal income taxes and for certain states as it was currently more likely than not that we would not realize those benefits.
8. COMMITMENTS AND CONTINGENCIES
We are involved in various litigation and administrative proceedings that arise in the ordinary course of business. We believe the expected outcome of any matter, lawsuit or claim that is pending or threatened, or all of the combined, will not have a material adverse effect on our financial condition, results of operations or liquidity.
9. RECENTLY ISSUED ACCOUNTING STANDARDS
Disclosure of Going Concern Uncertainties
In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40) (ASU 2014-15). ASU 2014-15 is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. This guidance is effective for us for the annual period ending December 31, 2016 and interim and annual periods thereafter. We do not expect the adoption of this standard to have a material impact on our consolidated financial position, results of operations and cash flows.
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
During the nine months ended September 30, 2014, North American demand for printing and writing papers declined 4% compared to the nine months ended September 30, 2013 as reported by the Pulp and Paper Products Council or PPPC. During the same period, our paper sales volume increased by approximately 3%. We took 34,000 tons of market-related downtime during the nine months ended September 30, 2014 and 59,000 tons of market-related downtime in the nine months ended September 30, 2013.

Results of Operations
The following tables set forth our historical results of operations in the three months and nine months ended September 30, 2014 and 2013. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto included in this quarterly report.
Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

	Three Months Ended Sept. 30, 2014		Three Months Ended Sept. 30, 2013
(in millions)	$	%	$	%
Net sales	796	100.0	780	100.0
Cost of sales	739	92.9	715	91.6
Selling, general and administrative expenses	28	3.5	34	4.4
Interest expense	21	2.6	11	1.5
Other (income) expense, net	—	—	(1)	(0.1)
Income (loss) before income taxes	8	1.0	21	2.6
Income tax (benefit)	—	—	—	—
Net income (loss)	8	1.0	21	2.6
Supplemental Information
Adjusted EBITDA(1) (see Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA below)	$83		$85
(1) Does not include pro forma effects of our project cost savings program used in certain covenants under our credit facilities.
Net sales in the three months ended September 30, 2014 were $796 million compared to $780 million in the three months ended September 30, 2013, an increase of $16 million or 2%. Net sales were primarily affected by higher sales volume of paper ($30 million) offset by lower paper prices ($13 million). Paper pricing is impacted by lower industry demand. Paper sales volume totaled 876,000 tons and 843,000 tons in the three months ended September 30, 2014 and 2013. Average paper prices were $884 per ton and $892 per ton in the three months ended September 30, 2014 and 2013. We did not take any market-related downtime during the three months ended September 30, 2014. We took 24,000 tons of market-related downtime during the three months ended September 30, 2013.
Cost of sales in the three months ended September 30, 2014 was $739 million compared to $715 million in the three months ended September 30, 2013, an increase of $24 million or 3%. The increase was a result of higher paper sales volume ($25 million), higher input costs ($21 million) and higher maintenance expense, partially offset by lower pension expense ($3 million) and other cost reduction initiatives. Maintenance expense at our mills totaled $62 million and $59 million in the three months ended September 30, 2014 and 2013. Gross margin was 7.1% and 8.4% in the three months ended September 30, 2014 and 2013.
Selling, general and administrative expenses decreased to $28 million in the three months ended September 30, 2014 from $34 million in the three months ended September 30, 2013, primarily as a result of $3 million lower non-cash stock compensation expense and $3 million lower employee-related costs.
Interest expense in the three months ended September 30, 2014 was $21 million compared to $11 million in the three months ended September 30, 2013. The increase resulted primarily from higher interest rates on the outstanding term loan facility and higher overall levels of outstanding debt.
Net income was $8 million in the three months ended September 30, 2014 compared to net income of $21 million in the three months ended September 30, 2013. The decrease was the result of higher input costs, higher interest expense and lower paper prices, partially offset by lower pension expense, lower non-cash stock compensation expense and other cost reduction initiatives.

Adjusted EBITDA (before pro forma effects of project cost savings program) was $83 million in the three months ended September 30, 2014 compared to $85 million in the three months ended September 30, 2013. See “Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA” for further information on the use of EBITDA and Adjusted EBITDA as measurement tools and a reconciliation to Net Income (Loss).
Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

	Nine Months Ended Sept. 30, 2014		Nine Months Ended Sept. 30, 2013
(in millions)	$	%	$	%
Net sales	2,286	100.0	2,256	100.0
Cost of sales	2,208	96.6	2,116	93.8
Selling, general and administrative expenses	80	3.5	109	4.9
Interest expense	91	4.0	35	1.6
Other (income) expense, net	—	—	(1)	(0.1)
Income (loss) before income taxes	(93)	(4.1)	(3)	(0.2)
Income tax (benefit)	—	—	—	—
Net income (loss)	(93)	(4.1)	(3)	(0.2)
Supplemental Information
Adjusted EBITDA(1) (see Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA below)	$151		$196
(1) Does not include pro forma effects of our project cost savings program used in certain covenants under our credit facilities.
Net sales in the nine months ended September 30, 2014 were $2,286 million compared to $2,256 million in the nine months ended September 30, 2013, an increase of $30 million or 1%. Net sales were primarily affected by higher sales volume of paper ($71 million) offset by lower paper prices ($38 million). Paper pricing is impacted by lower industry demand. Paper sales volume totaled 2,529,000 tons and 2,452,000 tons in the nine months ended September 30, 2014 and 2013. Average paper prices were $882 per ton and $890 per ton in the nine months ended September 30, 2014 and 2013. We took 34,000 tons and 59,000 tons of market-related downtime during the nine months ended September 30, 2014 and 2013.
Cost of sales in the nine months ended September 30, 2014 was $2,208 million compared to $2,116 million in the nine months ended September 30, 2013, an increase of $92 million or 4%. The increase was a result of higher paper sales volume ($60 million), significantly higher input costs ($70 million) driven by extreme weather-related factors through April 2014 and higher maintenance expense, partially offset by lower pension expense ($9 million) and other cost reduction initiatives. Weather impacted normal operations primarily through higher energy costs, increased transportation cost driven by availability of rail and truck modes and higher wood costs including increased use of purchased market pulp and pulp transferred between mills. Maintenance expense at our mills totaled $184 million and $176 million in the nine months ended September 30, 2014 and 2013. During the nine months ended September 30, 2013, we took actions to reduce personnel as part of our cost reduction initiatives and recognized a charge of $3 million for employee-related costs in cost of sales. Gross margin was 3.4% and 6.2% in the nine months ended September 30, 2014 and 2013.
Selling, general and administrative expenses decreased to $80 million in the nine months ended September 30, 2014 from $109 million in the nine months ended September 30, 2013, primarily as a result of $13 million lower non-cash stock compensation expense, $4 million lower consulting costs, including costs associated with merger activity and certain bankruptcy-related items no longer classified as reorganization items, $10 million lower employee-related costs and other cost reduction initiatives. During the nine months ended September 30, 2013, we recognized a charge of $1 million for employee-related costs in selling, general and administrative expense associated with our actions to reduce personnel as part of our cost reduction initiatives.

Interest expense in the nine months ended September 30, 2014 was $91 million compared to $35 million in the nine months ended September 30, 2013. The increase was primarily driven by the loss on the extinguishment/modification of debt ($34 million) as a result of the debt refinancing in February 2014 and from higher interest rates on the outstanding term loan facility and higher overall levels of outstanding debt.
Net loss was $93 million in the nine months ended September 30, 2014 compared to a net loss of $3 million in the nine months ended September 30, 2013. The increase in net loss was the result of charges associated with refinancing our debt, significantly higher input costs driven by extreme weather-related factors and lower paper prices, partially offset by lower non-cash stock compensation expense and other cost reduction initiatives.
Adjusted EBITDA (before pro forma effects of project cost savings program) was $151 million in the nine months ended September 30, 2014 compared to $196 million in the nine months ended September 30, 2013. See “Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA” for further information on the use of EBITDA and Adjusted EBITDA as measurement tools and a reconciliation to Net Income (Loss).
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

The following table presents a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(in millions)	2014	2013	2014	2013
Net income (loss)	$8	$21	$(93)	$(3)
Interest expense	21	11	91	35
Income tax (benefit)	—	—	—	—
Depreciation and amortization	46	46	138	137
EBITDA	75	78	136	169
Equity awards	1	4	(1)	12
(Gain) loss on disposal of assets	1	—	2	1
Integration and related severance costs and other charges	—	2	—	10
Post-emergence bankruptcy-related items	—	1	1	4
Merger related costs	6	—	12	1
Other	—	—	1	(1)
Adjusted EBITDA(1)	$83	$85	$151	$196
(1) Does not include pro forma effects of our project cost savings program used in certain covenants under our credit facilities.

Recently Issued Accounting Standards
Disclosure of Going Concern Uncertainties
In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40) (ASU 2014-15). ASU 2014-15 is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. This guidance is effective for us for the annual period ending December 31, 2016 and interim and annual periods thereafter. We do not expect the adoption of this standard to have a material impact on our consolidated financial position, results of operations and cash flows.
Liquidity and Capital Resources
Available Liquidity
Our principal sources of liquidity include cash generated from operating activities and availability under our revolving credit facility. The amount of borrowings and letters of credit available to NewPage under the revolving credit facility is limited to the lesser of $350 million or an amount determined pursuant to a borrowing base, as defined in the revolving credit agreement ($384 million as of September 30, 2014).
As of September 30, 2014, we had $278 million available for borrowings under the revolving credit facility after reduction for $37 million in letters of credit and $35 million in outstanding borrowings under the revolving credit facility. During the nine months ended September 30, 2014, our average daily balance outstanding under our revolving credit facility was $44 million with a weighted-average interest rate of 2.71%.
Total liquidity at September 30, 2014, was $287 million, consisting of $278 million of availability under the revolving credit facility and $9 million of available cash and cash equivalents.
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
Cash Flows
Cash provided by (used for) operating activities was $(22) million during the nine months ended September 30, 2014 compared to $(16) million during the nine months ended September 30, 2013, primarily the result of significantly higher input costs, driven by extreme weather related factors, higher cash interest and other cash charges associated with the February 2014 debt refinancing, partially offset by a reduction in cash requirements for bankruptcy-related items. Cash used for operating activities during the nine months ended September 30, 2013 includes $60 million in non-recurring bankruptcy-related payments. Investing activities during the nine months ended September 30, 2014 primarily includes $53 million for capital expenditures and $7 million paid in to an escrow account (restricted cash) in connection with the Special Distribution (see Note 1). Financing activities during the nine months ended September 30, 2014 primarily consisted of proceeds and repayment of debt and payment of financing fees associated with the debt refinancing, payment of common stock dividends as part of the Special Distribution (see Note 1) and borrowings and payments on the revolving credit facilities.
Capital Expenditures
Capital expenditures were $53 million and $46 million in the nine months ended September 30, 2014 and 2013. Approximately half of our capital expenditures in each period presented related to improvement projects, while the remaining related to maintaining the operational effectiveness of our equipment or compliance with environmental laws and regulations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of September 30, 2014 and December 31, 2013, $785 million and $495 million of our debt consisted of borrowings with variable interest rates. If market interest rates increase, variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow or compliance with our debt covenants. Our debt outstanding as of September 30, 2014 and December 31, 2013 has a LIBOR floor of 1.25%. Based on our debt balance outstanding at September 30, 2014 and December 31, 2013, the potential annual increase in interest expense resulting from a 100 basis point increase in LIBOR above the floor would be $8 million and $5 million.

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
As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated our disclosure controls and procedures and internal control over financial reporting. This evaluation was conducted under the supervision and with the participation of management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”). Based on the evaluation of disclosure controls and procedures, our CEO and CFO have concluded that the disclosure controls and procedures were effective and that there were no changes in internal control over financial reporting that occurred during the nine months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
NEWPAGE HOLDINGS INC.

/s/ George F. Martin	/s/ Jay A. Epstein
George F. Martin	Jay A. Epstein
President, Chief Executive Officer and Director	Senior Vice President, Chief Financial Officer
(Principal Executive Officer)	and Assistant Secretary
Date: October 24, 2014	(Principal Financial Officer)
Date: October 24, 2014

